Form 10-Q
period 2016-06-30
Wike Corp.
filed 2016-08-03
CIK 1668523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-209903

WIKE CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	2750	37-1769300
State or other jurisdiction of incorporation or organization	Primary Standard Industrial Classification Number	IRS Employer Identification Number

Via Arno, 8, 40139 Bologna, Italy

Tel. 003-907-341980011

Email: wikecorp@gmail.com

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)       No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,500,000 common shares issued and outstanding as of June 30, 2016.

WIKE CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015 (audited) Statements of Operations for the three and six months ended June 30, 2016 (unaudited)	4 5

	Statements of Cash Flows for the six months ended June 30, 2016 (unaudited)	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of WIKE Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

WIKE CORP.

BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

ASSETS	June 30, 2016 (Unaudited)	December 31, 2015
Current Assets
Cash and cash equivalents	$692	146
Prepaid Expenses	600	-
Inventory	499	1,120
Total Current Assets	$1,791	1,266

Fixed Assets
Equipment, net	2,448	2,736
Total Fixed Assets	$2,448	2,736

Intangible assets	53	225
Website
Total Intangible Assets	$53	225

Total Assets	$4,292	4,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	-	425
Loans	2,359	400
Total Current Liabilities	$2,359	825

Total Liabilities	$2,359	825

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	4,500	4,500
Additional paid in capital	-	-
Income (deficit) accumulated	(2,567)	(1,098)
Total Stockholder’s Equity	$1,933	3,402

Total Liabilities and Stockholder’s Equity	$4,292	4,227

See accompanying notes to financial statements.

WIKE CORP.

 STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

	Three months ended June 30, 2016	Six months ended June 30, 2016

REVENUES	$4,100	$11,800
Cost of Goods Sold	599	1,785
Gross Profit	3,501	10,015

OPERATING EXPENSES
General and Administrative Expenses	3,321	11,484
TOTAL OPERATING EXPENSES	3,321	11,484

NET INCOME (LOSS) FROM OPERATIONS	180	(1,469)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$180	$(1,469)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,500,000	4,500,000

See accompanying notes to financial statements.

WIKE CORP.

 STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

Six months ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,469)
Depreciation expense	460
Adjustments to reconcile net loss to net cash (used in) operating activities: Inventory	621
Prepaid Expenses	(600)
Accounts Payable	(425)
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,413)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-
Purchase of Intangible assets	-
CASH FLOWS USED IN INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-
Proceeds from related party loans	1,959
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,959

NET INCREASE IN CASH	546

Cash, beginning of period	146

Cash, end of period	$692

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

See accompanying notes to financial statements.

WIKE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

WIKE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on November 11, 2014. We are a development-stage company in a business of printing on ornamental ribbons.  Our office is located at Via Lodovico Berti, 40131, Bologna, Italy.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of June 30, 2016.  The Company currently has a negative working capital, but has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $692 of cash as of June 30, 2016 and $146 of cash as of December 31, 2015.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $499 in inventory as of June 30, 2016 and $1,120 as of December 31, 2015.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

WIKE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets. We estimate that the useful life of Industrial printing machine JMD/ADL 330B is five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Intangible assets

Intangible Assets outlines the accounting requirements for intangible assets, which are non-monetary assets which are without physical substance and identifiable (either being separable or arising from contractual or other legal rights). Intangible assets meeting the relevant recognition criteria are initially measured at cost, subsequently measured at cost or using the revaluation model, and amortized on a systematic basis over their useful lives (one year for our website), based on pattern of benefits (straight-line is the default).

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of June 30, 2016 there were no differences between our comprehensive income and net income.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

NOTE 4 – LOAN FROM DIRECTOR

As of June 30, 2016 our sole director has loaned to the Company $2,359. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $2,359 as of June 30, 2016.

WIKE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 5 – FIXED ASSETS

	Equipment	Totals
Cost
As at November 11, 2014	$-	$-
Additions	2,880	2,880
Disposals	-	-
As at December 31, 2015	$2,880	$2,880
Additions	- -	- -
Disposals
As at March 31, 2016	$2,880	$2,880
Additions	-	-
Disposals	-	-
As at June 30, 2016	$2,880	$2,880

Depreciation
As at November 11, 2014	-	-
Change for the period	(144)	(144)
As at December 31, 2015	$(144)	$(144)
Change for the period	(144)	(144)
As at March 31, 2016	$(288)	$(288)
Change for the period	(144)	(144)
As at June 30, 2016	$(432)	$(432)

Net book value	$2,448	$2,448

NOTE 6 – INTANGIBLE ASSETS

	Website	Totals
Cost
As at November 11, 2014	$-	$-
Additions	225	225
Disposals	-	-
As at June 30, 2016	$225	225

Depreciation	-	-
As at November 11, 2014	-	-
Change for the period	(172)	(172)
As at June 30, 2016	$(172)	$(172)

Net book value	$53	$53

NOTE 7 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On August 10, 2015, the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

There were 4,500,000 shares of common stock issued and outstanding as of June 30, 2016.

WIKE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Company has entered in the one year rental agreement with Mauricio Polito, starting on September 17, 2015 and ending September 17, 2016. Monthly payment is in amount of $200. The validity of this agreement can be expanded for longer period upon an oral agreement. This is 30 square meters located at Via Lodovico Berti, 40131, Bologna, Italy, which tenant shall use and occupy only as a manufacturer subject.

NOTE 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position as of June 30, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties as of June 30, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance as of June 30, 2016 was approximately $873 (at year ended December 31, 2015 was approximately $373). The net change in valuation allowance as of June 30, 2016 was $500 (and $373 during the year ended December 31, 2015). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2016.  All tax years since inception remains open for examination by taxing authorities.

The Company has a net operating loss for tax purposes totaling approximately $2,567 as of June 30, 2016 (and $1,098 at year ended December 31, 2015), expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	June 30, 2016	December 31, 2015
Non-current deferred tax assets:
Net operating loss carryforward	$(873)	(373)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(873)	(373)
Valuation allowance	$873	373
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit as of June 30, 2016 and December 31, 2015 as follows:

WIKE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 9 – INCOME TAXES (CONTINUED)

	June 30, 2016	December 31,2015

Computed "expected" tax expense (benefit)	$(500)	(373)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$500	373
Actual tax expense (benefit)	$-	-

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

General

Wike Corp. was incorporated in the State of Nevada on November 11, 2014 and established a fiscal year end of December 31. We have generated limited revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in ornamental ribbons production, such as printing on ribbons. We have recently started our operation.

We do not have any plans, proposals or arrangements, written or otherwise, to seek a business combination with another entity in the event we are not successful with our planned operations. Our principal executive offices are located at Via Arno, 8, 40139 Bologna, Italy. Our phone number is 003-907-341980011.

Product

Our product can be represented by range of goods using printing machine that we have purchased. Products include, but not limited to: ribbons, notebooks, plastic items and other printed goods of that kind, but we specialize only on ribbons printing until our business will be well established and successful.  Maximum printing heights is 350 mm, which widens the range of products we can print images on images, gifts packing, personalized greeting cards and ribbons.

We plan to enter the market with ornamental ribbons assortment. We plan to produce ornamental ribbons with different size and color for gift making industry and gift-wrapping, weddings, anniversaries also for other related products and events requested by the customer. In this prospectus you can find the additional information attached about our future products, which will be offered to the potential customer. Wike Corp. specializes in printing on personalized ribbons, oriented on the potential customers. With ornamental ribbons you can complete decoration with the ability of printing a personalized message or corporate logos on to the ribbons, making it the perfect finishing touch. Personalized ribbon is a wonderful addition to any gift, or an ideal way to wrap oversized and difficult to wrap items, great for Christmas, birthdays, Valentine’s Day, Mother’s Day and much more. Whatever the occasion, whatever the gift, beautiful presentation can be present from the simplest offering into a special treasure with our printed ribbons.

Industrial printing machine

We have purchased fully automated industrial printing machine for printing on most surfaces, especially on ribbons. The printing machine does not require high technical skills for product manufacture. The set of printing machine includes the machine itself and all raw materials necessary for setting up and testing. The cost of one machine is $4,000, which includes prime cost, delivery cost, customs clearance and insurance.

Item:	Industrial printing machine JMD/ADL 330B
Import:	Italy
Export:	China
Machine cost:	$2,500
Country of origin:	China
Cost of delivery and insurance:
Cost of delivery:	$650
Insurance cost:	$150
Total cost:	$3,300
DTA	---
VAT	$700
Total: unit, import, customs and taxes	$4,000

Industrial printing machine is not large, user-friendly, and simple in maintenance and does not require special service. We have already purchased one printing machine JMD/ADL 330B, with technical characteristics:

Model Number:              JMD/ADL 330B

Power:                             700W (voltage: AC110V-240V)

Weight:                           75 kg

Dimensions:                    114*65*55 cm

Production capacity:     80 meters per hour

Raw Materials

In our production we will use quality raw materials and we will be able to provide the premium quality of the offered product. We will supply our raw materials from the same vendor as printing machine. Our supplier is offering range of raw materials such as wax/resin ribbon for thermal printing and the same supplier will provide us with ribbons from 7mm to 100mm wide, in a huge variety of colors with different quality. The price will be depended on the quality of ribbons and on complexity of printing.

Target market

Our product is unique enough to get any market segments interested. We can determine two different directions our product can cover - corporate and private. By corporate we mean large and small companies, which always care much about image and update company information, highlight upcoming promotional events using printed products, such as any kind of event companies which could use our products for their direct activities, competitions etc. By private we mean any private events, where memorable gifts can be suitable. Weddings, birthdays, and anniversaries – any cases of any scale can become even more memorable with printed ribbons on a present for example. Wike Corp. is able to offer any type of client the printed ribbons that can meet their special requirements. We will look for the potential customer through Internet by calling and writing emails with offering our products. We will primarily offer them in the market for service, since this segment of market is the most appropriate for us.

Industry analysis

In any city we plan to expand our operations to there are multiple event agencies and other enterprises and flowers and decoration kiosks that may be interested in cooperation with our company. We offer quality and inexpensive product, which can satisfy any client requirements. Besides such kind of distribution network we plan to sign agreements with creative agencies that can develop unique designs for their clients and offer our services as their subcontractor for quality printing on ribbons. We also plan to have a special section on our website for potential partners with examples of our products and offers for wholesale clients and partners.

Markets

Essentially, consumer market of Wike Corp. includes any person or any company willing to emphasize their personality or highlight an upcoming event. Our products such as printed ribbons can be a part of any event, to specialize the celebration or any occasion. We have multifunction printing machine with it we can print any symbols and logos on the ribbons which increase quantity of our customers in the foreseeable future. Our raw materials for printing also include range of sizes and colors so even the choosiest customer could find the suitable product. As for geography related markets, we start our operations from Bologna, Italy. Afterwards, we might expand our business to other cities in Italy, such as Modena and San Marino.

Marketing

Our marketing campaign consists of several directions. First of all we will start out from straight marketing, such as offering our product at the fairs and exhibitions, handing out booklets with description of our product, which will be a great demonstration of high-quality and affordability of our product. Launch of our e-commerce ready website, banners on popular websites and advertisements in social networks will be the second step of our campaign. Besides aforesaid we will send our commercial quotations to event, creative, PR and advertising agencies, which can raise customer awareness and attract new partners. The interest offered will be up to 30% discount. We are ready to offer a reasonable discount for large orders.

We believe that our marketing campaign shall attract many clients and develop a strong reputation of quality, diligent and inexpensive producer. Hopefully, our clients will readily recommend us to others.

Storage and delivery

The product produced by Wike Corp. does not require any storage facilities, as it will be produced directly for each order. The number of demonstration samples to be kept is insignificant and does not require any special premises for storage. We are going to sign a contract with delivering companies such as FedEx Italy, DHL Italy, Pelican Express Courier Italy on regular basis in the event of finding regular customers. Our machines will be located at our leased premise Via Lodovico Berti, 40131, Bologna, Italy and produced ribbons will be shipped to other Italian cities from there, in case if our business grow.

Sales and Marketing

We plan to contact event companies who can order our products of ornamental ribbons. As well as we will cooperate with the flower-shops and companies for the production of decorations to supply to them our products. As of today, we have two sales contracts with Dragonfly Ltd. and Serena Dolce - Weddings & Events. Our competitive advantage is that we offer a high quality product, while maintaining reasonable prices.

Initially, our sole officer and director, Corina Safaler will market our products. If we sell at least 75% shares in this offering, we intend to hire one salesperson for a half working with good knowledge and connections in the production of ornamental ribbons and printing distribution area to introduce our product also in the event of all shares are sold from this offering we are going to hire assistant, with terms of work half a day, for our sole officer and director Corina Safaler for operating of two printing machine in addition to sales person. The salesperson’s job would be to find new potential purchasers, and to set up agreements with them to buy our products. We intend to focus on direct marketing efforts whereby our representative will directly contact:

* Distributors who are responsible for marketing and selling our production of ornamental ribbons;

* Flowers companies;

* Event companies;

* Related to the printing industry enterprises.

Competition

The level of competition in business of printed ribbons production is high. Many of our established competitors have developed a brand following which would make our potential customers prefer their products to ours. Aggressive lower pricing tactics implemented by our competitors would make it difficult for us to enter the market. Economies of scale would make it easier for our larger established competitors to negotiate price discounts with their suppliers of products for production of ornamental ribbons, which would leave us at a disadvantage. The principal competitive factors in our industry are pricing and quality of goods. We will be in a market where we compete with many domestic and international companies offering similar products. We will be in direct competition with them. Many large companies will be able to provide more favorable services to the potential customers. Many of these companies may have a greater, more established customer base than us. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better price for similar product than us that may also cause us to lose business. We foresee to continue to face challenges from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a development stage company and currently have no employees, other than our sole officer and director, Corina Safaler. Our business office is located at Via Arno, 8, 40139 Bologna, Italy.

Offices

The phone number is 003907341980011. We have entered into a lease with Mauricio Polito. The office space is 30 square meters and located at Via Lodovico Berti, 40131, Bologna, Italy.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to export and import of products for production of ornamental ribbons and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business; however we will have to comply with all applicable export and import regulations.

Results of operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Liquidity and capital resources

As at June 30, 2016, our total assets were $4,292. Total assets were comprised of $1,791 in current assets, $2,448 in fixed assets and $53 in intangible assets.

As at June 30, 2016, our current liabilities were $2,359 and Stockholders’ equity was $1,933.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2016 net cash flows used in operating activities was $1,413.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2016 we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended June 30, 2016 net cash flows used in financing activities was $1,959.

Management’s discussion and analysis

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•                                              Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•                                               Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

•                                              Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•                                              Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•                                              Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Our independent registered public accountant has issued a going concern opinion. This means that there is a doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated only limited revenues to date.

To meet our needs for cash we are attempting to raise money from this offering and from selling our printed ribbons. We believe that we will be able to raise enough money through this offering or through selling our products to continue our proposed operations but we cannot guarantee that once we continue operations we will stay in business after doing so. If we are unable to successfully find customers we may quickly use up the proceeds from this offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. We have signed sales contract, and we believe that we might get a production order for this customer in the nearest time.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Even if we raise $50,000 from this offering, it will last one year, but we may need more funds for business operations in the next year, and we will have to revert to obtaining additional money.

Plan of operation

We intend to commence operations in the business of ornamental ribbons production. Our business is printing items on different kind of ribbons, such as printing logos, wishes, names and others. We have generated limited revenues and our principal business activities to date consists created a business plan, developed models of our business card and booklet and set up our web site, and we have purchased our printing machine and raw materials.

Our current cash balance will not be sufficient to fund our operations for the next twelve months, if we are unable to successfully raise money in this offering. However, if we sell half of the securities offered for sale by the Company and raise the gross proceeds of $25,000 will satisfy cash requirements for twelve months and we will not be required to raise additional funds to meet operating expenses, but our growth plan of operations will be limited. If we sell more than half of the shares in this offering, we provide funds for in accordance to our plan of estimated expanses. If we need more money we will have to revert to obtaining additional financing by way of a private debt or equity financing. We may also utilize funds from Ms. Safaler, our Sole Officer and Director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, professional fees, including fees payable in connection with the filing of this registration statement and operation expenses. There is no a maximum amount of funds that our President has agreed to advance. Ms. Safaler, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company.

We have generated limited revenues in the amount of $11,800 to date.

We will not be conducting any product research or development. Further we do not expect significant changes in the number of employees. Upon completion of our public offering, our specific goal is selling ornamental ribbons.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues to the date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Bologna, Italy on August 3, 2016.

Illumitry Corp.

By:	/s/	Corina Safaler
	Name:	Corina Safaler
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)