Form 10-Q
period 2016-08-19
Wike Corp.
filed 2016-08-19
CIK 1668523

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Bologna, Italy on July __, 2016.

Illumitry Corp.

By:	/s/	Corina Safaler
	Name:	Corina Safaler
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)