Form 10-Q
period 2016-11-15
Wike Corp.
filed 2016-11-15
CIK 1668523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Yes (X)       No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,060,000 common shares issued and outstanding as of September 30, 2016.

WIKE CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015 (audited) Statements of Operations for the three and nine months ended September 30, 2016 (unaudited)	4 5

	Statements of Cash Flows for the nine months ended September 30, 2016 (unaudited)	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

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

WIKE CORP.

BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

ASSETS	September 30, 2016 (Unaudited)	December 31, 2015
Current Assets
Cash and cash equivalents	$12,733	146
Prepaid Expenses	1,200	-
Inventory	2,599	1,120
Total Current Assets	$16,532	1,266

Fixed Assets
Equipment, net	2,304	2,736
Total Fixed Assets	$2,304	2,736

Intangible assets	-	225
Website
Total Intangible Assets	$-	225

Total Assets	$18,836	4,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	-	425
Loans	2,359	400
Total Current Liabilities	$2,359	825

Total Liabilities	$2,359	825

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,060,000 and 4,500,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	6,060	4,500
Additional paid in capital	14,040	-
Income (deficit) accumulated	(3,623)	(1,098)
Total Stockholder’s Equity	$16,477	3,402

Total Liabilities and Stockholder’s Equity	$18,836	4,227

See accompanying notes to financial statements.

WIKE CORP.

 STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015

REVENUES	$2,100	$-	$13,900	$-
Cost of Goods Sold	251	-	2,035	-
Gross Profit	1,849	-	11,865	-

OPERATING EXPENSES
General and Administrative Expenses	2,906	203	14,390	271
TOTAL OPERATING EXPENSES	2,906	203	14,390	271

NET INCOME (LOSS) FROM OPERATIONS	(1,057)	(203)	(2,525)	(271)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,057)	$(203)	$(2,525)	$(271)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,035,652	641,096	4,679,854	641,096

See accompanying notes to financial statements.

WIKE CORP.

 STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,525)	$(271)
Depreciation expense	657	-
Adjustments to reconcile net loss to net cash (used in) operating activities: Inventory	(1,479)	(1,120)
Prepaid Expenses	(1,200)	(400)
Accounts Payable	(425)	225
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,972)	(1,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(2,880)
Purchase of Intangible assets	-	(225)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(3,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	15,600	4,500
Proceeds from related party loans	1,959	105
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,559	4,605

NET INCREASE IN CASH	12,587	(66)

Cash, beginning of period	146	100

Cash, end of period	$12,733	$34

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

WIKE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

WIKE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on November 11, 2014. We are a development-stage company in a business of printing on ornamental ribbons.  Our office is located at Via Lodovico Berti, 40131, Bologna, Italy.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of September 30, 2016.  The Company currently has a negative working capital, but has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2015 included in the Company’s S-1 filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $12,733 of cash as of September 30, 2016 and $146 of cash as of December 31, 2015.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $2,599 in inventory as of September 30, 2016 and $1,120 as of December 31, 2015.

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

WIKE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2016 there were no differences between our comprehensive income and net income.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

WIKE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 4 – LOAN FROM DIRECTOR

As of September 30, 2016 our sole director has loaned to the Company $2,359. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $2,359 as of September 30, 2016.

NOTE 5 – FIXED ASSETS

	Equipment	Totals
Cost
As at November 11, 2014	$-	$-
Additions	2,880	2,880
Disposals	-	-
As at December 31, 2015	$2,880	$2,880
Additions	- -	- -
Disposals
As at September 30, 2016	$2,880	$2,880

Depreciation
As at November 11, 2014	-	-
Change for the period	(144)	(144)
As at December 31, 2015	$(144)	$(144)
Change for the period	(432)	(432)
As at September 30, 2016	$(576)	$(576)

Net book value	$2,304	$2,304

NOTE 6 – INTANGIBLE ASSETS

	Website	Totals
Cost
As at November 11, 2014	$-	$-
Additions	225	225
Disposals	-	-
As at September 30, 2016	$225	225

Depreciation	-	-
As at November 11, 2014	-	-
Change for the period	(225)	(225)
As at September 30, 2016	$(225)	$(225)

Net book value	$-	$-

NOTE 7 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On August 10, 2015, the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

On September 26, 2016, the Company issued 1,560,000 shares of common stock for cash proceeds of $15,600 at $0.01 per share.

There were 6,060,000 shares of common stock issued and outstanding as of September 30, 2016.

WIKE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Company has reentered the one year rental agreement with Mauricio Polito, starting on September 17, 2016 and ending September 17, 2017. Monthly payment is in amount of $200. The validity of this agreement can be expanded for longer period upon an oral agreement. This is 30 square meters located at Via Lodovico Berti, 40131, Bologna, Italy, which tenant shall use and occupy only as a manufacturer subject.

NOTE 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position as of September 30, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties as of September 30, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance as of September 30, 2016 was approximately $1,232 (at year ended December 31, 2015 was approximately $373). The net change in valuation allowance as of September 30, 2016 was $859 (and $373 during the year ended December 31, 2015). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2016.  All tax years since inception remains open for examination by taxing authorities.

The Company has a net operating loss for tax purposes totaling approximately $3,623 as of September 30, 2016 (and $1,098 at year ended December 31, 2015), expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	September 30, 2016	December 31, 2015
Non-current deferred tax assets:
Net operating loss carryforward	$(1,232)	(373)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(1,232)	(373)
Valuation allowance	$1,232	373
Net deferred tax assets	$-	-

WIKE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 9 – INCOME TAXES (CONTINUED)

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit as of September 30, 2016 and December 31, 2015 as follows:

	September 30, 2016	December 31,2015

Computed "expected" tax expense (benefit)	$(859)	(373)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$859	373
Actual tax expense (benefit)	$-	-

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Comparison of the three and nine months ended September 30, 2016 and September 30, 2015

Revenues

For the three months ended September 30, 2016 we have generated $2,100 of revenues and no revenues for the three months ended September 30, 2015.

For the nine months ended September 30, 2016 we have generated $13,900 of revenues and no revenues for the nine months ended September 30, 2015.

Operating Expenses

For the three months ended September 30, 2016 and 2015 we have incurred $2,906 and $203 of operating expenses accordingly.

For the nine months ended September 30, 2016 we have incurred $14,390 of operating expenses and $271 of operating expenses for the nine months ended September 30, 2015.

Liquidity and capital resources

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities

As at September 30, 2016, our total assets were $18,836. Total assets were comprised of $16,532 in current assets, $2,304 in fixed assets.

As at September 30, 2016, our current liabilities were $2,359 and Stockholders’ equity was $16,477.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2016 net cash flows used in operating activities was $4,972.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2016 we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2016 net cash flows used in financing activities was $17,559.

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

Our independent registered public accountant has issued a going concern opinion on January 25, 2016 for December 31, 2015 financial Statements. This means that there is a doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated only limited revenues to date.

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

We have generated limited revenues in the amount of $13,900 to date.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Bologna, Italy on November 15, 2016.

Illumitry Corp.

By:	/s/	Corina Safaler
	Name:	Corina Safaler
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)