Form 10-K
Wike Corp.
filed 2017-02-24
CIK 1668523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No 

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,060,000 common shares issued and outstanding as of December 31, 2016.

PART I

Item 1. Description of Business

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

General

Wike Corp. was incorporated in the State of Nevada on November 11, 2014 and established a fiscal year end of December 31. We have generated limited revenues, have minimal assets and have incurred losses since inception. We are formed to commence operations in ornamental ribbons production, such as printing on ribbons. We have recently started our operation.

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

Sales and Marketing

We plan to contact event companies who can order our products of ornamental ribbons. As well as we will cooperate with the flower-shops and companies for the production of decorations to supply to them our products. As of today, we have three sales contracts with Dragonfly Ltd., Serena Dolce - Weddings & Events and Italian Event LTD. Our competitive advantage is that we offer a high quality product, while maintaining reasonable prices.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

We are not registered on any market or public stock exchange. There is presently no demand for our common stock and no public market exists for the shares being offered in this prospectus. We plan to contact a market maker immediately following the completion of the offering and apply to have the shares quoted on the Over the Counter Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. If we are not able to pay the expenses associated with our reporting obligations we will not be able to apply for quotation on the OTC Bulletin Board. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 to 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between Wike Corp. and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

As of December 31, 2016, no shares of our common stock have traded.

Number of Holders

As of December 31, 2016, the 6,060,000 issued and outstanding shares of common stock were held by a total of 36 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2016 and 2015.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On August 10, 2015, the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

On August, 2016, the Company issued 570,000 shares of common stock for cash proceeds of $5,700 at $0.01 per share.

On September, 2016, the Company issued 990,000 shares of common stock for cash proceeds of $9,900 at $0.01 per share.

There were 6,060,000 shares of common stock issued and outstanding as of December 31, 2016.

Purchase of our Equity Securities by Officers and Directors

On August 10, 2015, the Company offered and sold 4,500,000 restricted shares of common stock to our president and director, Arusyak Sukiasyan, for a purchase price of $0.001 per share, for aggregate offering proceeds of $4,500, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and capital resources

As at December 31, 2016, our total assets were $12,198. Total assets were comprised of $3,892 in current assets, $8,306 in fixed assets.

As at December 31, 2016, our current liabilities were $2,359 and Stockholders’ equity was $9,839.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the year ended December 31, 2016 net cash flows used in operating activities was $10,552.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended December 31, 2016 we did $6,300 cash flows used in fixed assets purchased.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended December 31, 2016 net cash flows provided from financing activities was $17,559. $15,600 is from common stock issuance for cash and $1,959 is from related party loan.

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

We have generated limited revenues in the amount of $15,400 to date.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

WIKE CORP.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

Report of Independent Registered Public Accounting Firm

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Wike Corp.

We have audited the accompanying balance sheet of Wike Corp. of December 31, 2016 and 2015 and the related financial statements of operations, changes in shareholder’s equity and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wike Corp. as of December 31, 2016 and 2015, and the results of its operation and its cash flows for the years ended December 31, 2016 and 2015 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA__

PLS CPA, A Professional Corp.

February 22, 2017

San Diego, CA. 92111

WIKE CORP.

BALANCE SHEETS

ASSETS	December 31, 2016	December 31, 2015
Current Assets
Cash and cash equivalents	$853	146
Prepaid Expenses	600	-
Inventory	2,439	1,120
Total Current Assets	$3,892	1,266

Fixed Assets
Equipment, net	2,160 2,803 3,343	2,736 - -
Furniture, net
Computer, net
Total Fixed Assets	$8,306	2,736

Intangible assets	-	225
Website
Total Intangible Assets	$-	225

Total Assets	$12,198	4,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	-	425
Loans	2,359	400
Total Current Liabilities	$2,359	825

Total Liabilities	$2,359	825

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,060,000 and 4,500,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015	6,060	4,500
Additional paid in capital	14,040	-
Deficit accumulated	(10,261)	(1,098)
Total Stockholder’s Equity	$9,839	3,402

Total Liabilities and Stockholder’s Equity	$12,198	4,227

See accompanying notes to financial statements.

WIKE CORP.

 STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

	Year ended December 31, 2016	Year ended December 31, 2015

REVENUES	$15,400	$-
Cost of Goods Sold	2,195	-
Gross Profit	13,205	-

OPERATING EXPENSES
General and Administrative Expenses	22,368	1,098
TOTAL OPERATING EXPENSES	22,368	1,098

NET INCOME (LOSS) FROM OPERATIONS	(9,163)	(1,098)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(9,163)	$(1,098)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,909,180	1,763,014

See accompanying notes to financial statements.

WIKE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

YEAR ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

	Common Stock		Additional Paid-in	Deficit Accumulated	Total Stockholders’

	Shares	Amount	Capital		Equity
Balance, December 31, 2014	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share on August 10, 2015	4,500,000	4,500	-	-	4,500
Net income (loss) for the period ended December 31, 2015	-	-	-	(1,098)	(1,098)
Balance, December 31, 2015
	4,500,000 1,560,000 -	$ 4,500 15,600 -	$ - - -	$ (1,098) - (9,163)	$ 3,402 15,600 (9,163)
Shares issued for cash at $0.01 per share
Net income (loss) for the period ended December 31, 2016
Balance, December 31, 2016	6,060,000	$20,100	$-	$(10,261)	$9,839

See accompanying notes to financial statements.

WIKE CORP.

 STATEMENTS OF CASH FLOWS

	Year ended December 30, 2016	Year ended December 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,163)	$(1,098)
Depreciation expense	954	144
Adjustments to reconcile net loss to net cash (used in) operating activities: Inventory	(1,318)	(1,120)
Prepaid Expenses	(600)	-
Accounts Payable	(425)	425
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,552)	(1,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(6,300)	(2,880)
Purchase of Intangible assets	-	(225)
CASH FLOWS USED IN INVESTING ACTIVITIES	(6,300)	(3,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	15,600	4,500
Proceeds from related party loans	1,959	300
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,559	4,800

NET INCREASE IN CASH	707	46

Cash, beginning of period	146	100

Cash, end of period	$853	$146

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

WIKE CORP.

 NOTES TO THE FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

WIKE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on November 11, 2014. We are a development-stage company in a business of printing on ornamental ribbons.  Our office is located at Via Lodovico Berti, 40131, Bologna, Italy.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of December 31, 2016.  The Company currently has a negative working capital, but has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $853 of cash as of December 31, 2016 and $146 of cash as of December 31, 2015.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $2,439 in inventory as of December 31, 2016 and $1,120 as of December 31, 2015.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets. We estimate that the useful life of Industrial printing machine JMD/ADL 330B, furniture and computer is five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

WIKE CORP.

NOTES TO THE FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2016 there were no differences between our comprehensive income and net income.

WIKE CORP.

NOTES TO THE NANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

NOTE 4 – LOAN FROM DIRECTOR

During 2016 our sole director has loaned to the Company $1,959. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $2,359 as of December 31, 2016.

NOTE 5 – FIXED ASSETS

	Equipment	Furniture	Computer	Totals
Cost
As at November 11, 2014	$-	-	-	$-
Additions	2,880	-	-	2,880
Disposals	-	-	-	-
As at December 31, 2015	$2,880	-	-	$2,880
Additions	- -	2,900 -	3,400	6,300 -
Disposals			-
As at December 31, 2016	$2,880	2,900	3,400	$9,180

Depreciation
As at November 11, 2014	-	-	-	-
Change for the period	(144)	-	-	(144)
As at December 31, 2015	$(144)	-	-	$(144)
Change for the period	(576)	(97)	(57)	(730)
As at December 31, 2016	$(720)	(97)	(57)	$(874)

Net book value	$2,160	2,803	3,343	$8,306

NOTE 6 – INTANGIBLE ASSETS

	Website	Totals
Cost
As at November 11, 2014	$-	$-
Additions	225	225
Disposals
As at December 31, 2015	225	225
Additions	-	-
Disposals	-	-
As at December 31, 2016	$225	225

Depreciation
As at November 11, 2014	-	-
Change for the period	-	-
As at December 31, 2015	-	-
Change for the period	(225)	(225)
As at December 31, 2016	$(225)	$(225)

Net book value	$-	$-

WIKE CORP.

 NOTES TO THE AUDITED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

NOTE 7 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On August 10, 2015, the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

On September, 2016, the Company issued 1,560,000 shares of common stock for cash proceeds of $15,600 at $0.01 per share.

There were 6,060,000 shares of common stock issued and outstanding as of December 31, 2016.

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

The Company has no tax position as of December 31, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties as of December 31, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance as of December 31, 2016 was approximately $3,489 (at year ended December 31, 2015 was approximately $373). The net change in valuation allowance as of year ended December 31, 2016 was $3,115 (and $373 during the year ended December 31, 2015). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2016.  All tax years since inception remains open for examination by taxing authorities.

The Company has a net operating loss for tax purposes totaling approximately $10,261 as of December 31, 2016 (and $1,098 at year ended December 31, 2015), expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	December 31, 2016	December 31, 2015
Non-current deferred tax assets:
Net operating loss carryforward	$(3,489)	(373)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(3,489)	(373)
Valuation allowance	$3,489	373
Net deferred tax assets	$-	-

WIKE CORP.

 NOTES TO THE FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

NOTE 9 – INCOME TAXES (CONTINUED)

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit as of December 31, 2016 and December 31, 2015 as follows:

	December 31, 2016	December 31,2015

Computed "expected" tax expense (benefit)	$(3,115)	(373)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$3,115	373
Actual tax expense (benefit)	$-	-

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Corina Safaler Via Arno, 8, 40139 Bologna, Italy	25	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Corina Safaler has acted as our President, Treasurer, Secretary and Director since our incorporation on November 11, 2014. There was no any arrangement or understanding between Ms. Safaler and any other person(s) pursuant to which she was selected as a director of the company. For the past five years Ms. Safaler worked as designer of decorations at Evolution Events Bologna SRL from November 2010-2015. There was no any arrangement or understanding between Ms. Safaler and any other person(s) pursuant to which she was selected as an officer of the. Ms. Safaler owns 74.26% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Safaler was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Ms. Safaler intends to spend 75% of her time to planning and organizing activities of Wike Corp.

During the past ten years, Ms. Safaler has not been the subject to any of the following events:

1.           Any bankruptcy petition filed by or against any business of which Ms. Safaler was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.           Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.           An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Safaler’s involvement in any type of business, securities or banking activities.

4.           Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.           Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.           Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.           Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.                                                                        Any Federal or State securities or commodities law or regulation; or

ii.                                                                      Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.                                                                   Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.               Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until her respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, Corina Safaler, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no existing relationships which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to our management and us.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on November 11, 2014 until December 31, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Corina Safaler, President and Treasurer	November 11, 2014 until December 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Ms. Safaler currently devotes approximately 75% of her time to manage the affairs of the Company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Corina Safaler	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Corina Safaler, Via Arno, 8, 40139 Bologna, Italy	4,500,000 shares of common stock (direct)		74.26%

				74.26%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

The percent of class is based on 6,060,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of December 31, 2016, a director had loaned $2,359 (December 31, 2015 - $400) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to our company for the years ended December 31, 2016 and 2015 for professional services rendered by PLS CPA, our independent auditor:

Fees	2016	2015
Audit Fees	$9,800	$-
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$9,800	$-

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditor. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Bologna, Italy on February 24, 2017.

WIKE CORP.

By:	/s/	Corina Safaler
	Name:	Corina Safaler
	Title:	President, Treasurer , Secretary and Director
(Principal Executive, Financial and Accounting Officer)