Form 10-K/A
Wike Corp.
filed 2017-03-02
CIK 1668523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A

Amendment No 1

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

PART I

Item 1. Description of Business

Forward looking statement notice

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Purchase of our Equity Securities by Officers and Directors

On August 10, 2015, the Company offered and sold 4,500,000 restricted shares of common stock to our president and director, Corina Safaler, for a purchase price of $0.001 per share, for aggregate offering proceeds of $4,500, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

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

/s/ PLS CPA__

PLS CPA, A Professional Corp.

February 22, 2017

San Diego, CA. 92111

March 2, 2017

To Whom It May Concern:

We consent to the incorporation by reference in the registration statements of Wike Inc. of our report dated February 22, 2017, with respect to the balance sheets as of December 31, 2016 and 2015, and the related statements of income, cash flows, and shareholders’ equity for the fiscal years period ended December 31, 2016 and 2015, which appears on Form 10-K/A Amendment No. 1 of Wike, Inc.

Very truly yours,

/s/PLS CPA

____________________________

PLS CPA, A Professional Corp.

San Diego, CA 92111

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Bologna, Italy on March 2, 2017.

WIKE CORP.

By:	/s/	Corina Safaler
	Name:	Corina Safaler
	Title:	President, Treasurer , Secretary and Director
(Principal Executive, Financial and Accounting Officer)