Form 10-Q
period 2017-03-31
Wike Corp.
filed 2017-05-15
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-209903

WIKE CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	2750	37-1769300
State or other jurisdiction of incorporation or organization	Primary Standard Industrial Classification Number	IRS Employer Identification Number

18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia.

Tel: +85523962303

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Large accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,060,000 common shares issued and outstanding as of March 31, 2017.

WIKE CORP.

QUARTERLY REPORT ON FORM 10-Q

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

WIKE CORP.

BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$103	853
Prepaid Expenses	-	600
Inventory	2,100	2,439
Total Current Assets	$2,203	3,892

Fixed Assets
Equipment, net	2,015	2,160
Furniture, net	2,659	2,803
Computer, net	3,173	3,343
Total Fixed Assets	$7,847	8,306

Total Assets	$10,050	12,198

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Loans	23,336	2,359
Total Current Liabilities	$23,336	2,359

Total Liabilities	$23,336	2,359

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,060,000 shares issued and outstanding as of March 31,2017 and December 31, 2016	6,060	6,060
Additional paid in capital	14,040	14,040
Income (deficit) accumulated	(33,386)	(10,261)
Total Stockholder’s Equity (Deficit)	$(13,286)	9,839

Total Liabilities and Stockholder’s Equity (Deficit)	$10,050	12,198

See accompanying notes to financial statements.

WIKE CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016

REVENUES	$3,800	$7,700
Cost of Goods Sold	339	1,186
Gross Profit	3,461	6,514

OPERATING EXPENSES
General and Administrative Expenses	26,586	8,163
TOTAL OPERATING EXPENSES	26,586	8,163

NET INCOME (LOSS) FROM OPERATIONS	(23,125)	(1,649)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(23,125)	$(1,649)

NET INCOME (LOSS) PER SHARE – BASIC (IN DOLLARS PER SHARE)	$(0.0040)	$(0.0000)

NET INCOME (LOSS) PER SHARE – DILUTED (IN DOLLARS PER SHARE)	$(0.0040)	$(0.0000)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC (IN SHARES)	6,060,000	4,5000,000

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED (IN SHARES)	6,060,000	4,5000,000

See accompanying notes to financial statements.

WIKE CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(23,125)	$(1,649)
		-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	459	260

Changes in operating assets and liabilities:
Inventory	339	22
Prepaid Expenses	600	(200)
Accounts payable	-	(200)
CASH FLOWS USED IN OPERATING ACTIVITIES	(21,727)	(1,767)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	20,977	-
Repayments to related party loans	0	1,959
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	20,977	1,959

NET INCREASE IN CASH	(750)	192

Cash, beginning of period	853	146

Cash, end of period	$103	$338

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

(Unaudited)

See accompanying notes to financial statements.

WIKE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

WIKE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on November 11, 2014. Initially we are a development-stage company in a business of printing on ornamental ribbons. Our initial office is located at Via Lodovico Berti, 40131, Bologna, Italy.

On April 6, 2017, Corina Safaler, the Company's Director and CEO, completed a transaction with Wentao Zhao, by which Mr. Zhao acquired 4,500,000 shares of common stock, representing 74% ownership of the Company. Mr. Zhao paid $305,000.00 in cash. On the same date, the shareholders of the Corporation voted Ms. Sreyneang Jin as Director, and CEO, and Mr. Gim Hooi Ooi as CFO. The new management decided to cease the existing business of printing ornamental ribbons, and we will explore new business plan that will generate sufficient cash flow and profits to the Company. Besides, Company has lease a new office at 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia as their new office for the future business.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues as of March 31, 2017. The Company currently has a negative working capital, but has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $103 of cash as of March 31, 2017 and $853 of cash as of December 31, 2016.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $2,100 in inventory as of March 31, 2017 and $2,439 as of December 31, 2016.

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

MARCH 31, 2017

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2017, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2017 there were no differences between our comprehensive income and net income.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

WIKE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

NOTE 4 – LOAN FROM DIRECTOR

During this period, the Company received $20,977 from Corina Safaler, the Company’s former President and Director, for operating expenses payment.

As of March 31, 2017, the loan balance from Corina Safaler is $23,336. This loan is unsecured, non-interest bearing and due on demand.

On April 6, 2017, Corina Safaler completed a transaction with Wentao Zhao, by which Mr. Zhao acquired 4,500,000 shares of common stock, representing 74% ownership of the Company. Mr. Zhao paid $305,000.00 in cash and both parties agreed all the assets and net liabilities of the Company as of April 6, 2017 are assumed by Corina Safaler. (Please see Note 9)

NOTE 5 – FIXED ASSETS

	Equipment	Furniture	Computer	Totals
Cost
As at December 31, 2016	$2,880	2,900	3,400	$9,180
Additions	-	-	-	-
Disposals	-	-	-	-
As at March 31, 2017	$2,880	2,900	3,400	$9,180

Accumulated Depreciation
As at December 31, 2016	(720)	(97)	(57)	$(874)
Change for the period	(144)	(144)	(170)	(458)
As at March 31, 2017	$(864)	(241)	(227)	$(1.332)

Net book value	$2,016	2,659	3,173	$7,848

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On August 10, 2015, the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

On September 26, 2016, the Company issued 1,560,000 shares of common stock for cash proceeds of $15,600 at $0.01 per share.

There were 6,060,000 shares of common stock issued and outstanding as of March 31, 2017.

WIKE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Company has one year rental agreement with Mauricio Polito, starting on September 17, 2016 and ending September 17, 2017. Monthly payment is in amount of $200. The validity of this agreement can be expanded for longer period upon an oral agreement. This is 30 square meters located at Via Lodovico Berti, 40131, Bologna, Italy, which tenant shall use and occupy only as a manufacturer subject. Although there is change of ownership on April 6, 2017, but Company will continue leasing the existing place in Italy until we execute termination with existing landlord.

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position as of March 31, 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties as of March 31, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance as of March 31, 2017 was approximately $11,351(at year ended December 31, 2016 was approximately $3,489). The net change in valuation allowance as of March 31, 2017 is $7,862 (and $3,115 during the year ended December 31, 2016). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2017. All tax years since inception remains open for examination by taxing authorities.

The Company has a net operating loss for tax purposes totaling approximately $33,386 as of March 31, 2017 (and $10,261 at year ended December 31, 2016), expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	March 31, 2017	December 31, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(11,351)	(3,489)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(11,351)	(3,489)
Valuation allowance	$11,351	3,489
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit as of March 31, 2017 and December 31, 2016 as follows:

	March 31, 2017	December 31, 2016

Computed "expected" tax expense (benefit)	$(7,862)	(3,115)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$7,862	3,115
Actual tax expense (benefit)	$-	-

WIKE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

NOTE 9 – SUBSEQUENT EVENTS

On April 6th, 2017, Corina Safaler, the Company's Director and CEO, who is also Company’s former major shareholder, has completed a transaction with Wentao Zhao, by which Mr. Zhao acquired 4,500,000 shares of common stock , representing 74% ownership of the Company for $305,000 in cash. On the same day, Ms. Safaler resigned from her official positions as Director and CEO of the Company, and on the same day the shareholders of the Corporation voted Ms. Sreyneang Jin as Director, and CEO, and Mr. Gim Hooi Ooi as Director, and CFO.

After change in ownership on April 6, 2017, all previous assets such as cash in the bank, inventories, fixed assets are assumed by the former major shareholder and sole officer, i.e. Corina Safaler. On the same day, she also agreed to waive the entire outstanding loan which owed to her. The net liability amount $13,286 was forgiven by Corina Safaler on April 6, 2017

ITEM 2. MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On April 6, 2017, Corina Safaler, the Company's Director and CEO, completed a transaction with Wentao Zhao, by which Mr. Zhao acquired 4,500,000 shares of common stock, representing 74% ownership of the Company. Mr. Zhao paid $305,000.00 in cash. On the same date, the shareholders of the Corporation voted Ms. Sreyneang Jin as Director, and CEO, and Mr. Gim Hooi Ooi as CFO. The new management decided to cease the existing business of printing ornamental ribbons, and will explore new business plan that will generate sufficient cash flow and profits to the Company.

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

Initially we plan to enter the market with ornamental ribbons assortment. We plan to produce ornamental ribbons with different size and color for gift making industry and gift-wrapping, weddings, anniversaries also for other related products and events requested by the customer. In this prospectus you can find the additional information attached about our future products, which will be offered to the potential customer. Wike Corp. specializes in printing on personalized ribbons, oriented on the potential customers. With ornamental ribbons you can complete decoration with the ability of printing a personalized message or corporate logos on to the ribbons, making it the perfect finishing touch. Personalized ribbon is a wonderful addition to any gift, or an ideal way to wrap oversized and difficult to wrap items, great for Christmas, birthdays, Valentine’s Day, Mother’s Day and much more. Whatever the occasion, whatever the gift, beautiful presentation can be present from the simplest offering into a special treasure with our printed ribbons.

However, after change of management on April 6, 2017, Company will cease the existing business and will have new business plan and new product in the future.

Industrial printing machine

Prior to change of management, we have purchased fully automated industrial printing machine for printing on most surfaces, especially on ribbons. The printing machine does not require high technical skills for product manufacture. The set of printing machine includes the machine itself and all raw materials necessary for setting up and testing. The cost of one machine is $4,000, which includes prime cost, delivery cost, customs clearance and insurance.

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

Employees

As of March 31, 2017, we are a development stage company and currently have no employees, other than our sole officer and director, Corina Safaler. Our business office is located at Via Arno, 8, 40139 Bologna, Italy as at March 31, 2017. After change in control on April6, 2017, Company has two employees that is CEO and CFO.

Offices

Initially we have entered into a lease with Mauricio Polito. The office space is 30 square meters and located at Via Lodovico Berti, 40131, Bologna, Italy. However, after change in control on April 6, 2017, Company have changed its office address to 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia, and the phone number is +85523962303.

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

Comparison of the three months ended March 31, 2017 and March 31, 2016

Revenues

For the three months ended March 31, 2017 we have generated $3,800 of revenues and $7,700 for the three months ended March 31, 2016.

Operating Expenses

For the three months ended March 31, 2017 and 2016 we have incurred $26,586 and $8,103 of operating expenses accordingly. The increase in operation expenses is mainly because after the regulatory filing fee increase from $455 in 2016 to $21,297 in 2017.

Liquidity and capital resources

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities

As at March 31, 2017, our total assets were $10,050. Total assets were comprised of $2,203 in current assets, $7,847 in fixed assets.

As at March 31, 2017, our current liabilities were $23,336 and Stockholders’ deficit was $13,286.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2017 net cash flows used in operating activities was negative $21,727.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2017 we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2017 net cash flows provided by financing activities was $20,997. The Company loaned from Corina Safaler, the Company’s former President and Director, for operating expenses payment.

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

Plan of operation

Initially Company intends to commence operations in the business of ornamental ribbons production. Our business is printing items on different kind of ribbons, such as printing logos, wishes, names and others. We have generated limited revenues and our principal business activities to date consists created a business plan, developed models of our business card and booklet and set up our web site, and we have purchased our printing machine and raw materials.

However, major shareholder cum sole director Corina Safaler has identified an investor to sell her entire shares. Hence Company might change of management after she sold off her entire shares to an investor. The new management might change the company business in the future upon new management on board. The transaction of selling shares was completed and closed on April 6, 2017. The new management decided to cease the existing business of printing ornamental ribbons, and we will explore new business plan that will generate sufficient cash flow and profits to the Company.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

WIKE CORP

Date: May 15, 2017	By:	/s/ Sreyneang Jin
Sreyneang Jin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gim Hooi OOI
Gim Hooi OOI
Chief Financial Officer (Principal Financial and Accounting Officer)

