Form 10-Q
period 2017-06-30
Wike Corp.
filed 2017-08-14
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Non-accelerated filer	☐
Large accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,060,000 common shares issued and outstanding as of August 14, 2017.

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

WIKE CORP.

BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$1,020	$853
Inventory	-	2,439
Prepaid expenses and other current assets	6,146	600
Total Current Assets	7,166	3,892

Property and equipment, net	-	8,306

Total Assets	$7,166	$12,198

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses and other payables	$2,797	$-
Due to related parties	16,698	2,359
Total Current Liabilities	19,495	2,359

Total Liabilities	19,495	2,359

Stockholder’s Equity (Deficit)
Common stock - par value $0.001; 75,000,000 shares authorized, 6,060,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	6,060	6,060
Additional paid-in capital	27,326	14,040
Accumulated deficit	(45,715)	(10,261)
Total Stockholder’s Equity (Deficit)	(12,329)	9,839

Total Liabilities and Stockholder’s Equity (Deficit)	$7,166	$12,198

The accompanying notes are an integral part of these unaudited financial statements.

WIKE CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$-	$4,100	$3,800	$11,800
Cost of goods sold	-	599	339	1,785
Gross profit	-	3,501	3,461	10,015

Operating expenses:
General and administrative expenses	12,329	3,321	38,915	11,484
Total operating expenses	12,329	3,321	38,915	11,484

Income (loss) before provision for income taxes	(12,329)	180	(35,454)	(1,469)
Provision for income taxes	-	-	-	-
Net income (loss)	$(12,329)	$180	$(35,454)	$(1,469)

Net income (loss) per share
Basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.00)
Weighted average shares outstanding
Basic and diluted	6,060,000	4,500,000	6,060,000	4,500,000

The accompanying notes are an integral part of these unaudited financial statements.

WIKE CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(35,454)	$(1,469)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	459	460

Changes in operating assets and liabilities:
Inventory	339	621
Prepaid expenses and other currents assets	(5,546)	(600)
Accrued expenses and other payables	18,476	-
Accounts payable	-	(425)
CASH FLOWS USED IN OPERATING ACTIVITIES	(21,726)	(1,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	21,996	1,959
Repayment of related party loan	(103)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	21,893	1,959

NET INCREASE IN CASH	167	546

Cash, beginning of period	853	146

Cash, end of period	$1,020	$692

NON-CASH TRANSACTIONS:
Expenses paid by related party	$15,679	$-
Forgiveness of net liabilities by former shareholder	$13,286	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

WIKE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

WIKE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on November 11, 2014. Initially we are a development-stage company in a business of printing on ornamental ribbons. Our initial office was located at Via Lodovico Berti, 40131, Bologna, Italy.

On April 6, 2017, Corina Safaler, the Company's Director and CEO, completed a transaction with Wentao Zhao, by which Mr. Zhao acquired 4,500,000 shares of common stock, representing 74% ownership of the Company. On the same date, the shareholders of the Company voted Sreyneang Jin as Director and CEO, and Gim Hooi Ooi as CFO. The new management decided to cease the existing business of printing ornamental ribbons and explore new business plan that will generate sufficient cash flows and profits to the Company. The Company has leased a new office at 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia for future business.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues for the period ended June 30, 2017 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the period ended June 30, 2017, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The management makes its best estimate of the outcome for these items based on information available when the financial statements are prepared. Actual results could differ from those estimates.

WIKE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

ASC topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of cash, prepaid expenses and other current assets and accrued expenses and other payables approximate their fair value due to their relatively short-term maturity.

Related Party Transaction

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

WIKE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

NOTE 4 – Related Party Transactions

During the three months ended March 31, 2017, the Company received $20,977 from Corina Safaler, the Company’s former President and Director, for operating expenses payment. On April 6, 2017, Corina Safaler completed a transaction with Wentao Zhao, by which Wentao Zhao acquired 4,500,000 shares of common stock, representing 74% ownership of the Company. Wentao Zhao paid $305,000.00 in cash and both parties agreed all the assets and liabilities of the Company as of April 6, 2017 are assumed by Corina Safaler. As a result of the change in ownership on April 6, 2017, all previous assets such as cash in the bank, inventories, property and equipment were assumed by Corina Safaler and she waived the entire outstanding loan of $23,336 owed to her. The net liabilities in the amount of $13,286 forgiven by Corina Safaler was recorded by the Company as additional paid-in capital.

During the six months ended June 30, 2017, the Company borrowed $16,698 from Sreyneang Jin, the CEO and Director of the Company, for operating expenses payment. The borrowing is unsecured, non-interest bearing and due on demand.

On May 12, 2017, Great Strength Global Limited (“GSGL”), a company registered in British Virgin Island and 100% owned by Gim Hooi Ooi, CFO of the Company, entered into a lease agreement for an online virtual office located in Phnom Penh, Cambodia currently solely utilized by the Company. The lease covers the period from May 1, 2017 to April 30, 2018. Monthly rent for the office is $164 with consumption tax included and is paid by the Company.

WIKE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has a one year rental agreement with Mauricio Polito, starting on September 17, 2016 and ending September 17, 2017. Monthly payment is in amount of $200. The validity of this agreement can be expanded for longer period upon an oral agreement. This is a 30-square-meter facility located at Via Lodovico Berti, 40131, Bologna, Italy, which tenant shall use and occupy only for manufacturing purpose. Although there was a change of ownership on April 6, 2017, the Company has not terminated the agreement with the landlord.

In May 2017, the Company leased an online virtual office in Cambodia with monthly payment of $164 including consumption tax through GSGL. See Note 4 for details.

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

General

Wike Corp. was incorporated in the State of Nevada on November 11, 2014 and established a fiscal year end of December 31. We have generated limited revenues, have minimal assets and have incurred losses since inception. We were formed to commence operations in ornamental ribbons production, such as printing on ribbons.

On April 6, 2017, Corina Safaler, the Company's former Director and CEO, completed a transaction with Wentao Zhao, by which Mr. Zhao acquired 4,500,000 shares of common stock, representing 74% ownership of the Company for $305,000.00 in cash. On the same date, the shareholders of the Corporation voted Ms. Sreyneang Jin as Director, and CEO, and Mr. Gim Hooi Ooi as CFO. The new management decided to cease the existing business of printing ornamental ribbons, and will explore new business plan that will generate sufficient cash flow and profits to the Company.

The Company has a new office at 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia as our new office for the future business after change of management. The lease was signed by Great Strength Global Limted, a company which is 100% owned by Gim Hooi Ooi, CFO of the Company. The office is, however, 100% used by the Company. All rent expenses have been and will be paid by the Company.

Product

Prior to change in control of the Company, our product can be represented by range of goods using printing machines that we have purchased. Products include, but not limited to: ribbons, notebooks, plastic items and other printed goods of that kind, but we specialize only on ribbons printing until our business will be well established and successful. Maximum printing heights is 350 mm, which widens the range of products we can print images on images, gifts packing, personalized greeting cards and ribbons. Initially we plan to enter the market with ornamental ribbons assortment. We plan to produce ornamental ribbons with different size and color for gift making industry and gift-wrapping, weddings, anniversaries also for other related products and events requested by the customer. In this prospectus you can find the additional information attached about our future products, which will be offered to the potential customer. Wike Corp. specializes in printing on personalized ribbons, oriented on the potential customers. With ornamental ribbons you can complete decoration with the ability of printing a personalized message or corporate logos on to the ribbons, making it the perfect finishing touch. Personalized ribbon is a wonderful addition to any gift, or an ideal way to wrap oversized and difficult to wrap items, great for Christmas, birthdays, Valentine’s Day, Mother’s Day and much more. Whatever the occasion, whatever the gift, beautiful presentation can be present from the simplest offering into a special treasure with our printed ribbons.

However, after the change of control and management on April 6, 2017, the Company ceased the existing business and is currently exploring a new business plan to generate revenue.

Industrial printing machine

Prior to the change of management, we purchased fully automated industrial printing machine for printing on most surfaces, especially on ribbons. The printing machine does not require high technical skills for product manufacture. The set of printing machine includes the machine itself and all raw materials necessary for setting up and testing. The cost of one machine includes prime cost, delivery cost, customs clearance and insurance. With the change in management and controlling shareholder on April 6, 2017, all assets and liabilities were assumed by the former Director/CEO, Corina Safaler. The Company did not possess any printing machines as of June 30, 2017.

Raw Materials

Before the change of management on April 6, 2017, in our production, we used quality raw materials and were able to provide the premium quality of the offered product. We purchased our raw materials from the same vendor as printing machine. Our supplier offered a range of raw materials such as wax/resin ribbon for thermal printing and the same supplier provided us with ribbons from 7mm to 100mm wide, in a huge variety of colors with different quality. The price depended on the quality of ribbons and complexity of printing. We did not have any raw materials as of June 30, 2017 as the operations in commercial printing was ceased after the change of management.

Target market

Prior to the change in management, our product was unique enough to get any market segments interested. We can determine two different directions our product can cover - corporate and private. By corporate we mean large and small companies, which always care much about image and update company information, highlight upcoming promotional events using printed products, such as any kind of event companies which could use our products for their direct activities, competitions etc. By private we mean any private events, where memorable gifts can be suitable. Weddings, birthdays, and anniversaries – any cases of any scale can become even more memorable with printed ribbons on a present for example. Wike Corp. was able to offer any type of client the printed ribbons that can meet their special requirements. We were look for the potential customer through Internet by calling and writing emails with offering our products. We primarily offered them in the market for service. The Company ceased its operations in commercial printing with the change of management. We are currently exploring new business area and markets.

Industry analysis

In any city where we plan to expand our operations to, there are multiple event agencies and other enterprises and flowers and decoration kiosks that may be interested in cooperation with our company. We offer quality and inexpensive product, which can satisfy any client requirements. Besides such kind of distribution network we plan to sign agreements with creative agencies that can develop unique designs for their clients and offer our services as their subcontractor for quality printing on ribbons. We also plan to have a special section on our website for potential partners with examples of our products and offers for wholesale clients and partners.

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

Marketing

Our marketing campaign consisted of several directions. We started out from straight marketing, such as offering our product at the fairs and exhibitions, handing out booklets with description of our product, which would be a great demonstration of high-quality and affordability of our product. Launch of our e-commerce ready website, banners on popular websites and advertisements in social networks was the second step of our campaign. Besides aforesaid we sent our commercial quotations to event, creative, PR and advertising agencies, which could raise customer awareness and attracted new partners. However, the Company ceased these marketing activities when there was a change in management on April 6, 2017.

Storage and delivery

The product produced by Wike Corp. did not require any storage facilities, as it was produced directly for each order. The number of demonstration samples to be kept was insignificant and did not require any special premises for storage. We were going to sign a contract with delivering companies such as FedEx Italy, DHL Italy, Pelican Express Courier Italy on regular basis in the event of finding regular customers. Our machines was located at our leased premise Via Lodovico Berti, 40131, Bologna, Italy and produced ribbons will be shipped to other Italian cities from there, in case if our business grow.

Sales and Marketing

We planned to contact event companies who could order our products of ornamental ribbons. As well as we would cooperate with the flower-shops and companies for the production of decorations to supply to them our products. We used to have two sales contracts with Dragonfly Ltd. and Serena Dolce - Weddings & Events. Our competitive advantage was that we offered a high quality product, while maintaining reasonable prices.

The Company ceased the above operations on April 6, 2017. For the three months ended June 30, 2017, the Company did not have any sales or marketing activities.

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

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are sued for any liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

After change in control on April 6, 2017, Company has ceased the previous business in ribbon printing, and currently only has two employees the CEO and CFO. Our new business office is located at 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia, as at June 31, 2017.

Offices

Initially we have entered into a lease with Mauricio Polito. The office space is 30 square meters and located at Via Lodovico Berti, 40131, Bologna, Italy. However, after change in control on April 6, 2017, Company have changed its office address to 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia, and the phone number is +85523962303.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to export and import of products for production of ornamental ribbons and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business; however we will have to comply with all applicable export and import regulations.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Comparison of the three and six months ended June 30, 2017 and June 30, 2016

Revenues

The Company generated $0 and $4,100 revenue for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 we have generated $3,800 of revenues and $11,800 for the six months ended June 30, 2016. The decrease in revenue was mainly to the reason that the Company ceased its operation in commercial printing when the new management went on board on April 6, 2017.

Operating Expenses

The operating expenses increased $9,008 from $3,321 for the three months ended June 30, 2016 to $12,329 for the same period in 2017. For the six months ended June 30, 2017 and 2016 the Company incurred $38,915 and $11,484 of operating expenses accordingly. The increase in operation expenses is mainly because of the increase in the regulatory filing fee when the Company applied for OTC markets trading at the beginning of the year, as well as that the company started to pay salary to CFO and monthly retainer fee to attorney after new management went on board.

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

As at June 30, 2017, our total assets were $7,166 which was comprised of cash of $1,020. As of December 31, 2016, we had assets for the amount of $12,198 and the cash balance was $853.

As at June 30, 2017 and December 31, 2016, our current liabilities were $19,495 and $2,359, respectively. The stockholders’ deficit was $12,329 as of June 30, 2017 and the stockholders’ equity was $9,839 as of December 31, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2017 net cash flows used in operating activities was $21,726 and $1,413 for the same period in 2016.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2017 and 2016, we did not have any cash flows used in or provided by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended June 30, 2017 net cash flows provided by financing activities was $21,893, that is an increase of $19,934 from $1,959 for the six months ended June 30, 2016. Prior to change in control of management, the Company loaned from Corina Safaler, the Company’s former CEO and Director, for operating expenses payment. After change of control in April 2017, the Company’s CEO, Ms. Sreynaeng Jin had advanced to the company for operating expenses payment with the amount of $16,698 for the six months ended June 30, 2017.

Management’s discussion and analysis

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our independent registered public accountant has issued a going concern opinion on February 22, 2017 for December 31, 2016 financial Statements. This means that there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated only limited revenues to date and had recurring losses and negative cash flows from operating activities.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of operation

Initially the Company intended to commence operations in the business of ornamental ribbons production. Our business was printing items on different kind of ribbons, such as printing logos, wishes, names and others. We generated limited revenues and our principal business activities to date consisted creating a business plan, developing models of our business card and booklet and setting up our web site, and we purchased our printing machine and raw materials.

However, the former major shareholder and sole Director Corina Safaler sold her entire shares to Wentao Zhao. And the management was changed after she sold off her entire shares to the investor. The transaction of selling shares was completed and closed on April 6, 2017. The new management decided to cease the existing business of printing ornamental ribbons, and we will explore new business plan that will generate sufficient cash flow and profits to the Company.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues to the date. We cannot guarantee we will be successful in our business operations. We are exploring new business opportunities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three-month period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIKE CORP

Date: August 14, 2017	By:	/s/ Sreyneang Jin
Sreyneang Jin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gim Hooi OOI
Gim Hooi OOI
Chief Financial Officer
(Principal Financial and Accounting Officer)

