Form 10-Q
period 2017-09-30
GSG GROUP INC.
filed 2017-11-14
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-209903

GSG GROUP INC.
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

WIKE CORP.

(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,060,000 common shares issued and outstanding as of November 14, 2017.

GSG GROUP INC.

(FORMERLY KNOWN AS WIKE CORP.)

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of GSG Group Inc. (formerly known as Wike Corp.) (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

GSG GROUP INC.

(FORMERLY KNOWN AS WIKE CORP.)

BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$1,171	$853
Inventory	-	2,439
Prepaid expenses	3,482	600
Total Current Assets	4,653	3,892

Property and equipment, net	-	8,306
Total Assets	$4,653	$12,198

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses and other payables	$8,231	$-
Due to related parties	46,089	2,359
Total Current Liabilities	54,320	2,359

Total Liabilities	54,320	2,359

Stockholders’ Equity (Deficit)
Common stock - par value $0.001; 75,000,000 shares authorized, 6,060,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	6,060	6,060
Additional paid-in capital	27,326	14,040
Accumulated deficit	(83,053)	(10,261)
Total Stockholders’ Equity (Deficit)	(49,667)	9,839

Total Liabilities and Stockholders’ Equity (Deficit)	$4,653	$12,198

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

(FORMERLY KNOWN AS WIKE CORP.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$-	$2,100	$3,800	$13,900
Cost of goods sold	-	251	339	2,035
Gross profit	-	1,849	3,461	11,865

Operating expenses:
General and administrative expenses	37,338	2,906	76,253	14,390
Total operating expenses	37,338	2,906	76,253	14,390

Loss before provision for income taxes	(37,338)	(1,057)	(72,792)	(2,525)
Provision for income taxes	-	-	-	-
Net loss	$(37,338)	$(1,057)	$(72,792)	$(2,525)

Net loss per share
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding
Basic and diluted	6,060,000	5,035,652	6,060,000	4,679,854

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

(FORMERLY KNOWN AS WIKE CORP.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(72,792)	$(2,525)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	459	657

Changes in operating assets and liabilities:
Inventory	339	(1,479)
Prepaid expenses	(2,882)	(1,200)
Accrued expenses and other payables	52,612	-
Accounts payable	-	(425)
CASH FLOWS USED IN OPERATING ACTIVITIES	(22,264)	(4,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	15,600
Proceeds from related parties	72,588	1,959
Repayments to related parties	(50,006)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	22,582	17,559

NET INCREASE IN CASH	318	12,587

Cash, beginning of period	853	146

Cash, end of period	$1,171	$12,733

NON-CASH TRANSACTIONS:
Expenses paid by related party	$44,381	$-
Forgiveness of net liabilities by former shareholder	$13,286	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

(FORMERLY KNOWN AS WIKE CORP.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GSG Group Inc. (formerly known as Wike Corp.) (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on November 11, 2014. Initially we were a development-stage company in a business of printing on ornamental ribbons. Our initial office was located at Via Lodovico Berti, 40131, Bologna, Italy.

On April 6, 2017, Corina Safaler, the Company’s former Director and CEO, completed a transaction with Wentao Zhao, by which Mr. Zhao acquired 4,500,000 shares of common stock, representing 74% ownership of the Company. On the same date, the shareholders of the Company voted Sreyneang Jin as Director and CEO, and Gim Hooi Ooi as CFO. The new management decided to cease the existing business of printing ornamental ribbons and explore new business plan that will generate sufficient cash flows and profits to the Company. The Company has leased a new office at 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia for future business.

On August 17, 2017, the Board of Directors of the Company approved that the Company changed its name to GSG Group Inc. and the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Nevada Secretary of State. The name change was approved by the Financial Industry Regulatory Authority ("FINRA") on September 15, 2017.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues for the nine months ended September 30, 2017 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the nine months ended September 30, 2017, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on borrowings from related party to fund operating expenses. In light of management’s efforts, there are no assurances that the Company will be successful in any of its endeavors or become financially viable and continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

GSG GROUP INC.

(FORMERLY KNOWN AS WIKE CORP.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

Fair Value of Financial Instruments

ASC topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of cash, prepaid expenses and accrued expenses and other payables approximate their fair value due to their relatively short-term maturity.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

GSG GROUP INC.

(FORMERLY WIKE CORP.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

NOTE 4 – Related Party Transactions

During the nine months ended September 30, 2017 and 2016, the Company borrowed $20,977 and $1,950 from Corina Safaler, the Company’s former President and Director, respectively, for operating expenses payments. On April 6, 2017, Corina Safaler completed a transaction with Wentao Zhao, by which Wentao Zhao acquired 4,500,000 shares of common stock, representing 74% ownership of the Company. Wentao Zhao paid $305,000 in cash and both parties agreed all the assets and liabilities of the Company as of April 6, 2017 were assumed by Corina Safaler. As a result of the change in ownership on April 6, 2017, all previous assets including cash in bank of $103 were assumed by Corina Safaler and she waived the entire outstanding loan of $23,336 owed to her. The net liabilities in the amount of $13,286 forgiven by Corina Safaler was recorded by the Company as additional paid-in capital.

During the nine months ended September 30, 2017, the Company borrowed cash of $51,611 from Sreyneang Jin, CEO and Director of the Company, for operating purpose and repaid in the amount of $49,903. During the nine months ended September 30, 2017, Sreyeang Jin paid operating expenses of $44,381 on behalf of the Company. The borrowings from and expenses paid by Sreyeang Jin are unsecured, non-interest bearing and due on demand.

On May 12, 2017, Great Strength Global Limited (“GSGL”), a company registered in British Virgin Island and 100% owned by Gim Hooi Ooi, CFO of the Company, entered into a lease agreement for an online virtual office located in Phnom Penh, Cambodia, currently solely utilized by the Company. The lease covers the period from May 1, 2017 to April 30, 2018. Monthly rent for the office is $164 with consumption tax included and is paid by the Company.

GSG GROUP INC.

(FORMERLY KNOWN AS WIKE CORP.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company had a one-year rental agreement with Mauricio Polito, covering from September 17, 2016 to September 17, 2017. Monthly payment was in the amount of $200. This was a 30-square-meter facility located at Via Lodovico Berti, 40131, Bologna, Italy, which tenant shall use and occupy only for manufacturing purpose. The Company didn’t renew the agreement when it expired on September 17, 2017.

In May 2017, the Company leased an online virtual office in Cambodia with monthly payment of $164 including consumption tax through GSGL. See Note 4 for details.

NOTE 6 – SUBSEQUENT EVENTS

On October 19, 2017, the Company approved a forward stock split, whereby every one (1) share of the common stock is automatically reclassified and changed into five (5) shares (the five-to-one “Forward Stock Split”). The authorized number of shares and par value per share will not be changed. As of the filing date of this report, the Forward Stock Split is subject to the approval of the FINRA. The share information in the financials has not reflected the Forward Stock Split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

General

GSG Group Inc. (formerly known as Wike Corp.) was incorporated in the State of Nevada on November 11, 2014 and established a fiscal year end of December 31. We have generated limited revenues, have minimal assets and have incurred losses since inception. We were formed to commence operations in ornamental ribbons production, such as printing on ribbons. Effective September 6, 2017, the Company changed its name from WIKE Corp. to GSG Group Inc.. The change of name had been approved by Financial Industry Regulatory Authority on September 15, 2017.

On April 6, 2017, Corina Safaler, the Company’s former Director and CEO, completed a transaction with Wentao Zhao, by which Mr. Zhao acquired 4,500,000 shares of common stock, representing 74% ownership of the Company for $305,000 in cash. On the same date, the shareholders of the Corporation voted Ms. Sreyneang Jin as Director, and CEO, and Mr. Gim Hooi Ooi as CFO. The new management decided to cease the existing business of printing ornamental ribbons, and will explore new business plan that will generate sufficient cash flow and profits to the Company.

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

However, after the change of control and management on April 6, 2017, the Company had ceased the existing business and is currently exploring a new business plan to generate revenue.

Industrial printing machine

Prior to the change of management, we purchased fully automated industrial printing machine for printing on most surfaces, especially on ribbons. The printing machine does not require high technical skills for product manufacture. The set of printing machine includes the machine itself and all raw materials necessary for setting up and testing. The cost of one machine includes prime cost, delivery cost, customs clearance and insurance. With the change in management and controlling shareholder on April 6, 2017, all assets and liabilities were assumed by the former Director/CEO, Corina Safaler. The Company did not possess any printing machines as of September 30, 2017.

Raw Materials

Before the change of management on April 6, 2017, in our production, we used quality raw materials and were able to provide the premium quality of the offered product. We purchased our raw materials from the same vendor as printing machine. Our supplier offered a range of raw materials such as wax/resin ribbon for thermal printing and the same supplier provided us with ribbons from 7mm to 100mm wide, in a huge variety of colors with different quality. The price depended on the quality of ribbons and complexity of printing. We did not have any raw materials as of September 30, 2017 as the management decided to cease the operations in commercial printing after the change of management.

Target market

Prior to the change in management, our product was unique enough to get any market segments interested. We can determine two different directions our product can cover - corporate and private. By corporate we mean large and small companies, which always care much about image and update company information, highlight upcoming promotional events using printed products, such as any kind of event companies which could use our products for their direct activities, competitions etc. By private we mean any private events, where memorable gifts can be suitable. Weddings, birthdays, and anniversaries – any cases of any scale can become even more memorable with printed ribbons on a present for example. The Company was able to offer any type of client the printed ribbons that can meet their special requirements. We were look for the potential customer through Internet by calling and writing emails with offering our products. We primarily offered them in the market for service. The Company ceased its operations in commercial printing with the change of management. We are currently exploring new business area and markets.

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

Markets

Essentially, consumer market of the Company. includes any person or any company willing to emphasize their personality or highlight an upcoming event. Our products such as printed ribbons can be a part of any event, to specialize the celebration or any occasion. We have multifunction printing machine with it we can print any symbols and logos on the ribbons which increase quantity of our customers in the foreseeable future. Our raw materials for printing also include range of sizes and colors so even the choosiest customer could find the suitable product. As for geography related markets, we start our operations from Bologna, Italy. Afterwards, we might expand our business to other cities in Italy, such as Modena and San Marino.

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

Storage and delivery

The product produced by us did not require any storage facilities, as it was produced directly for each order. The number of demonstration samples to be kept was insignificant and did not require any special premises for storage. We were going to sign a contract with delivering companies such as FedEx Italy, DHL Italy, Pelican Express Courier Italy on regular basis in the event of finding regular customers. Our machines was located at our leased premise Via Lodovico Berti, 40131, Bologna, Italy and produced ribbons will be shipped to other Italian cities from there, in case if our business grow.

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

The Company ceased the above operations on April 6, 2017. For the nine months ended September 30, 2017, the Company did not have any sales or marketing activities.

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

Employees

After change in control on April 6, 2017, Company has ceased the previous business in ribbon printing, and currently only has two employees the CEO and CFO. Our new business office is located at 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia, as at September 30, 2017.

Offices

Initially we entered into a lease with Mauricio Polito. The office space was 30 square meters and located at Via Lodovico Berti, 40131, Bologna, Italy. However, after change in control on April 6, 2017, Company have changed its office address to 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia, and the phone number is +85523962303.

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

Comparison of the three and nine months ended September 30, 2017 and September 30, 2016

Revenues

The Company generated revenues of $0 and $2,100 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 we have generated revenues of $3,800 and revenues was $13,900 for the nine months ended September 30, 2016. The decrease in revenue was mainly to the reason that the Company ceased its operation in commercial printing when the new management went on board on April 6, 2017.

Operating Expenses

The operating expenses were $37,338 and $2,906 for the three months ended September 30, 2017 and 2016, respectively. For the nine months September 30, 2017 and 2016, the Company incurred operating expenses of $76,253 and $14,390, respectively. The increase in operation expenses is mainly due to the increase in the regulatory filing fee when the Company applied for OTC markets trading at the beginning of the year, as well as that the company started to pay salary to CFO and monthly retainer fee to attorney after new management went on board.

Liquidity and capital resources

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. The Company will be relying on borrowings from related party to sustain its daily operations.

As at September 30, 2017, our total assets were $4,653 which was comprised of cash of $1,171. As of December 31, 2016, we had assets for the amount of $12,198, of which the cash balance was $853.

As at September 30, 2017 and December 31, 2016, our current liabilities were $54,320 and $2,359, respectively. The stockholders’ deficit was $49,667 as of September 30, 2017 and the stockholders’ equity was $9,839 as of December 31, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $22,264 for the nine months ended September 30, 2017and $4,972 for the same period in 2016.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2017 and 2016, we did not have any cash flows used in or provided by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2017 net cash flows provided by financing activities was $22,582. The net cash flows provided by financial activities was $17,559 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company borrowed cash of $72,588 from related parties, including cash of $51,611 from Sreneang Jin, CEO and Director of the Company, and cash of $20,977 from Corina Safaler, former President and Director. The Company borrowed cash of $1,959 from Corina Safaler during the nine months ended September 30, 2016. The Company repaid cash of $50,006 to related parties, including $103 to Corina Safaler and $49,903 to Sreneang Jin during the nine months ended September 30, 2017.

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

However, the former major shareholder and sole Director Corina Safaler sold her entire shares to Wentao Zhao on April 6, 2017. And the management was changed after she sold off her entire shares to the investor. The transaction of selling shares was completed and closed on April 6, 2017. The new management decided to cease the existing business of printing ornamental ribbons, and we will explore new business plan that will generate sufficient cash flow and profits to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal or person performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of our management on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our management concluded that our disclosure controls and procedures were not effective due to the material weaknesses identified as follows: (i) inadequate segregation of duties; (ii) lack of sufficient and adequate finance personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; (iii) lack of well-established procedures to identify, approve and report related party transactions. As a result, material weaknesses on internal control over financial reporting exist.

Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the period covered by this report.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recent three-month period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GSG Group Inc. (fka. Wike Corp.)

Date: November 14, 2017	By:	/s/ Sreyneang Jin
Sreyneang Jin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gim Hooi Ooi
Gim Hooi OOI
Chief Financial Officer
(Principal Financial and Accounting Officer)

