Form 10-K
period 2017-12-31
GSG GROUP INC.
filed 2019-02-27
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,300,000 common shares issued and outstanding as of December 31, 2018.

PART I

Item 1. Description of Business

Forward looking statement notice

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

On August 17, 2017, the Board of Directors of the Company approved that the Company changed its name to GSG Group Inc. and the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Nevada Secretary of State. The name change was approved by the Financial Industry Regulatory Authority (“FINRA”) on September 15, 2017.

Product

Originally, our products included ribbons, notebooks, plastic items and other printed goods of that kind, where we specialized mostly on ribbons printing.

Following the change of control and management on April 6, 2017 the Company ceased the existing business and started exploring new businesses to generate revenue.

Target market

Operating from our Cambodia head office, management has begun moving into the business consulting space for inbound Cambodia investors and local businesses. From our presence on the ground in Cambodia, we are exposed to and increasingly connected to the local business world and in an excellent position to identify special opportunities and demand for goods or services.

Potential target areas are in the tourism industry, real estate development and general public and private infrastructure as well as in telecoms, technology and transportation.

Industry analysis

Due to the long time relative political isolation and, following the more open approach to inbound investments since about 5-7 years, the much increased interest from neighboring countries in Asia, but also internationally, Cambodia sees good growth rates and substantial momentum, specifically in the areas just mentioned above in our target markets. The relative investment backlog combined with increased trust in the Cambodian government and ministries makes for a very good general business environment we intend to profit from.

Marketing

We are marketing our services mostly on a mouth to mouth basis, which is possible due to our long built network to all relevant business owners, industry leaders and decision makers locally. We intend to increase our online presences and to utilize alternative marketing tools in the future to further increase our exposure and recognition with our target clients.

We believe that our marketing campaign shall attract many clients and develop a strong reputation of quality, diligent and efficient service provider. Hopefully, our clients will continue to readily recommend us to others.

Competition

The level of competition in our target line of business is still lower than in other further developed countries and we rely on our targeted performance benchmarks in result driven, competent consulting that we can offer at a competitive fee level due to our still lean structure and organization.

Insurance

We do not maintain any insurance, but will decide on a case by case basis if professional indemnity cover would be advisable, depending largely on the size and subject matter of our advisory mandates. If we were made a party of a products liability action and, in the case would not have arranged for insurance cover, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a development stage company and currently have no employees, other than our officers and directors.

Offices

The phone number is +85523962303. The office is located at 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to consulting firms and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business; however we will have to comply with all applicable export and import regulations.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is listed on the Over the Counter Bulletin Board. As of December 31, 2017, no shares of our common stock have traded.

Number of Holders

As of December 31, 2017, the 30,300,000 issued and outstanding shares of common stock were held by a total of 8 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2017.

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

On April 6, 2017, Mrs Corina Safaler sold 4,500,000 shares of common stock to Mr. Wentao Zhao for $305,000 in cash, representing 74% ownership of the company.

On October 19, 2017, the shareholders of the company voted for a 5:1 forward split and as at December 31, 2017 there were 30,300,000 shares of common stock issued and outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and capital resources

As at December 31, 2017, our total assets were $5,518. Total assets were entirely comprised of current assets.

As at December 31, 2017, our current liabilities were $72,380 and Stockholders’ equity was a deficit of $66,862.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the year ended December 31, 2017 net cash flows used in operating activities was $79,971.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended December 31, 2017 we did record any cash flows used in fixed assets purchased.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended December 31, 2017 net cash flows provided from financing activities was $84,487, with $134,392 from related parties´s loans, to whom we repaid $49,905.

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

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely..

Plan of operation

We intend to commence revenue generating operations in the business of business consulting. Even though we generated some revenues while operating in the ribbon printing business, we have generated $3,800 in revenue since switching to our new business model under the new management.

We have generated limited revenues in the amount of $19,200 to date.

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

Item 8. Financial Statements and Supplementary Data

GSG GROUP INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of GSG GROUP INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GSG Group Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of comprehensive loss, changes in stockholders’ equity/(deficit), and cash flows for the year ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

JTC Fair Song CPA Firm

Shenzhen, China

GSG GROUP INC.

BALANCE SHEETS

YEAR ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

(AUDITED)

	December 31, 2017	December 31, 2016
ASSETS

Current assets
Cash and cash equivalents	5.369	853
Prepaid Expenses	-	600
Inventory	-	2.439
Deposits	149	-

Total current assets	5.518	3.892

Non-current assets
Equipment, net	-	2.160
Furniture, net	-	2.803
Computer, net	-	3.343
	-	-
Total non-current assets	-	8.306
Total assets	5.518	12.198

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued liabilities and other payables	8.766	-
Due to related parties	-	-
Other payables - related parties	63.614	-
Loans	-	2.359
Total current liabilities	72.380	2.359

Stockholders’ equity (deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 30,300,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016	30.300	6.060
Additional paid-in capital	3.086	14.040
Accumulated deficit	(100.248)	(10.261)
Total shareholders’ deficit	(66.862)	9.839
Total liabilities and shareholders’ deficit	5.518	12.198

See accompanying notes to financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

(AUDITED)

	Year Ended
	December 31, 2017	December 31, 2016
Revenue	3.800	15.400
Cost of goods sold	(339)	(2.195)
Gross profit	3.461	13.205
Operating expenses:
General and administrative	(93.447)	(22.368)

Total operating expenses	(93.447)	(22.368)
Net Operating Income (Loss)	(89.986)	(9.163)
Income Tax	-	-
Net loss	(89.986)	(9.163)
Net loss per share:
Basic and diluted	(0,00)	(0,00)
Weighted average number of shares outstanding:
Basic and diluted	30.300.000	4.679.854

See accompanying notes to financial statements.

GSG GROUP INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

YEAR ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

	Common stock		Capital Paid in Excess of		Total Stockholder’s
Shareholders Deficit	Number of Shares	Amount	Par Value	Accumulated Deficit	Equity/ (Deficit)
Balances December 31, 2015	4.500.000	$4.500	$0	$(1.098)	$3.402
Shares issued for cash at $0.01 per share	1.560.000	1.560	14.040		15.600
Net loss				(9.163)	(9.163)

Balance, December 31, 2016	6.060.000	$6.060	$14.040	$(10.261)	$9.839

Forward split 1 to 5 December 1, 2017	24.240.000	24.240			24.240
Debt assumed by former major shareholder and sole officer			(10.954)		(10.954)
Net Loss				(89.986)	(89.986)

Balance, December 31, 2017	30.300.000	$30.300	$3.086	$(100.247)	$(66.862)

See accompanying notes to financial statements.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	Year Ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net loss	(89.986)	(9.163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	459	954
Inventory	339	-
Changes in operating assets and liabilities:
Adjustments to reconcile net loss to net cash (used in) operating activities: Inventory		(1.318)
Prepaid Expenses	600	(600)
Deposits	(149)	-
Accounts Receivable	-	-
Accrued expenses	8.766	(425)

Net cash used in operating activities	(79.971)	(10.552)
Cash flows from investing activities:
Purchase of Fixed Assets	-	(6.300)
Net cash used in investing activities	-	(6.300)
Cash flows from financing activities:
Proceeds from sale of common stock	-	15.600
Proceeds from related party	134.392	-
Repayments to related party	(49.905)	-
Repayments to related party loans	-	1.959
Net cash provided by financing activities	84.487	17.559

Net increase (decrease) in cash	4.516	707
Effect of exchange rate on cash	-	-
Cash, beginning of the period	853	146

Cash, end of the period	5.369	853
	(0)	-
Supplemental disclosures of
NON-CASH TRANSACTIONS
Debts waiver and assets taken over
Expenses paid by related party	46.089
Waiver of net liabilities by former shareholder	13.286

See accompanying notes to financial statements.

GSG GROUP INC.

NOTES TO THE FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GSG Group Inc. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on November 11, 2014. We are a development-stage company in a business of printing on ornamental ribbons. Our office is located at 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues as of December 31, 2017. The Company currently has a negative working capital, but has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,369 of cash as of December 31, 2017 and $853 of cash as of December 31, 2016.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had no inventory as of December 31, 2017 and $2,439 in inventory as of December 31, 2016.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets. We estimate that the useful life of Industrial printing machine JMD/ADL 330B, furniture and computer is five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

GSG GROUP INC.

NOTES TO THE FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion, or all, of the deferred income tax assets will not be realized.

Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition”. Revenue is recognized when the four basic criteria of revenue recognition are met: (1) a contractual agreement exists; (2) transfer of rights has been completed; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2017 and 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2017 there were no differences between our comprehensive income and net income.

GSG GROUP INC.

NOTES TO THE NANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

NOTE 4 – LOAN FROM DIRECTOR

During the year ended December 31, 2017 our directors have loaned to the Company $134,392. This loan is unsecured, non-interest bearing and due on demand.

The balance due to directors was $49,905 as of December 31, 2017.

NOTE 5 – FIXED ASSETS

As a result of the terms of the transaction between Mrs Safaler and Mr Zhao on the 74% share block, the company no longer has any fixed assets as at December 31, 2017.

NOTE 6 – INTANGIBLE ASSETS

As a result of the terms of the transaction between Mrs Safaler and Mr Zhao on the 74% share block, the company no longer has any intangible assets as at December 31, 2017.

NOTE 7 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On August 10, 2015, the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

On September, 2016, the Company issued 1,560,000 shares of common stock for cash proceeds of $15,600 at $0.01 per share.

On April 6, 2017, Mrs Corina Safaler sold 4,500,000 shares of common stock to Mr. Wentao Zhao for $305,000 in cash, representing 74% ownership of the company.

On October 19, 2017, the shareholders of the company voted for a 5:1 forward split and as at December 31, 2017 there were 30,300,000 shares of common stock issued and outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

None

NOTE 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position as of December 31, 2017 for which the ultimate deductibility is highly certain and for which there is uncertainty also about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties as of December 31, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

GSG GROUP INC.

NOTES TO THE NANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

NOTE 9 – INCOME TAXES (CONTINUED)

The valuation allowance as of December 31, 2017 was approximately $3,489 (at year ended December 31, 2016 was approximately $3,489). The net change in valuation allowance as of year ended December 31, 2017 was $3,115 (and $3,115 during the year ended December 31, 2016). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2017. All tax years since inception remains open for examination by taxing authorities.

The Company has a net operating loss for tax purposes totaling approximately $89,986 as of December 31, 2017 (and $9,163 at year ended December 31, 2016), expiring through 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	December 31, 2017	December 31, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(3,489)	(373)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(3,489)	(373)
Valuation allowance	$3,489	373
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit as of December 31, 2017 and December 31, 2016 as follows:

	December 31, 2017	December 31, 2016

Computed “expected” tax expense (benefit)	$(3,115)	(373)

Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$3,115	373
Actual tax expense (benefit)	$-	-

GSG GROUP INC.

NOTES TO THE NANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

NOTE 10 – SUBSEQUENT EVENTS

Change in Control

On November 22, 2017 Mr. Zhao and Mr. Xin Chen had entered into an agreements whereas Mr. Chen would purchase from Mr. Zhao 3,900,000 shares of the common stock of Company against a cash payment of $260,000, the shares representing 65% of all Company´s common stock and a further 600,000 shares purchased by two non-notifiable buyers. At the time all transfers were affected on the share register on February 28, 2018, the forward split had been implemented, giving Mr. Chen a position of 19,500,000 shares, or 65%. Mr Chen then disposed of further 200,000 shares, leaving him with 19,300,000 shares representing 64% of control over the Company as per.

On May 15, 2018 Mr. Chen and Comindus Finance Corp entered into an agreement whereas Comindus Finance was to purchase 19,300,000 shares of Company´s common stock from Mr. Chen. While the shares were transferred to Comindus Finance Corp. as per July 31, 2018, the transaction was cancelled and unwound shortly thereafter, so that Mr. Chen remained throughout the entire time and still remains at the date of this document, the rightful owner of these 19,300,000 shares. The transfer agent has been instructed to re-enter Mr. Chen on the share register accordingly, the process of which has not yet been completed.

Director changes

On May 21, 2018, Ms. Jin Sreyneang rendered her resignation as director of the company in anticipation of the new controlling shareholder wishing to appoint director(s) as per his choosing. However, following the unwinding of the control block transfer, no new directors have been appointed. The resignation of Ms. Sreyneang was confirmed by shareholder vote on December 04, 2018. In that same meeting shareholders agreed to make Mr. Ooi the new President, CEO and Treasurer of the Company.

Material contracts

On November 29, 2018, the Company entered into a Share Exchange Agreement under which it seeks to acquire 100% of the shares of a US-based private company that holds certain rights and contracts in the area of medical devices. Under the agreement Company will issue a certain number of new shares to the shareholders of the target company against receipt of their shares in the target company. While the agreement has been executed and adopted by shareholder vote on December 04, 2018, both parties are currently working on the deliverables to affect closing. The parties have agreed confidentiality over the details of the agreement until closing has occurred.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T) Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Sreyneang JIN 701 S. CARSON ST #200, Carson City	30	President, CEO and Director

Gim Hooi OOI 701 S. CARSON ST #200, Carson City	37	Secretary, Treasurer and Director

During the past ten years, neither Ms. Sreyneang nor Mr Ooi have been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Director’s involvement in any type of business, securities or banking activities.

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

TERM OF OFFICE

Our directors are appointed to hold office until the next annual meeting of our stockholders or until her respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no existing relationships which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to our management and us.

Item 11. Executive Compensation

MANAGEMENT AND DIRECTORS COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on November 11, 2014 until December 31, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
	Incl.
Sreyneang	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gim Ooi	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers.

The directors have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Wentao Zhao, Yongsheng #1 Xiangfang District Haebin, China	22,500,000 shares of common stock (direct)	74.26%

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

The percent of class is based on 30,300,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the last year, the Company borrowed $63,614 from our CEO, Mr. Veng Kun Lun, for operating expenses payments. The borrowings from and expenses paid by Veng Kun Lun are unsecured, non-interest bearing and due on demand.

On April 6, 2017, Corina Safaler completed a transaction with Wentao Zhao, by which Wentao Zhao acquired 4,500,000 shares of common stock, representing 74% ownership of the Company. Wentao Zhao paid $305,000 in cash and both parties agreed all the assets and liabilities of the Company as of April 6, 2017 were assumed by Corina Safaler. As a result of the change in ownership on April 6, 2017, all previous assets including cash in bank of $103 were assumed by Corina Safaler and she waived the entire outstanding loan of $23,336 owed to her. The net liabilities in the amount of $13,286 forgiven by Corina Safaler were recorded by the Company as additional paid-in capital.

On May 12, 2017, Great Strength Global Limited (“GSGL”), a company registered in British Virgin Island and 100% owned by Gim Hooi Ooi, CFO of the Company, entered into a lease agreement for an online virtual office located in Phnom Penh, Cambodia, then solely utilized by the Company. The lease covered the period from May 1, 2017 to April 30, 2018. Monthly rent for the office is $164 with consumption tax included and is paid by the Company.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to our company for the years ended December 31, 2017 and 2016 for professional services rendered by JTC Fair Song CPA Firm and PLS CPA, our current and former independent auditors:

Fees	2017	2016
Audit Fees	$9,800	$9,800
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$9,800	$9,800

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Phnom Penh, Cambodia, on February 27, 2019.

GSG GROUP INC.

By:	/s/ Gim Hooi OOI
Name: Gim Hooi OOI
Title: President, Treasurer and Director

