Form 10-Q
period 2018-03-31
GSG GROUP INC.
filed 2019-04-16
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

_________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,300,000 common shares issued and outstanding as of February 28, 2019.

GSG GROUP INC.

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

GSG GROUP INC.

BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$200	$5,369
Inventory	-	-
Prepaid expenses	-	149
Total Current Assets	-	5,518

Property and equipment, net	-	-
Total Assets	$200	$5,518

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses and other payables	$976	$72,380
Due to related parties	79,605	-
Total Current Liabilities	80,581	72,380

Total Liabilities	80,581	72,380

Stockholders’ Equity (Deficit)
Common stock - par value $0.001; 75,000,000 shares authorized, 30,300,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	30,300	30,300
Additional paid-in capital	3,086	3,086
Accumulated deficit	(113,767)	(100,248)
Total Stockholders’ Equity (Deficit)	(80,381)	(66,862)

Total Liabilities and Stockholders’ Equity (Deficit)	$200	$5,518

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended March 31,
	2018	2017

Revenues	$-	$3,800
Cost of goods sold	-	(339)
Gross profit	-	3,461

Operating expenses:
General and administrative expenses	(13,519)	(26,586)
Total operating expenses	(13,519)	(26,586)

Loss before provision for income taxes	(13,519)	(23,125)
Provision for income taxes	-	-
Net loss	$(13,519)	$(23,125)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	30,300,000	6,060,000

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31, 2018	3 Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,519)	$(23,125)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	459

Changes in operating assets and liabilities:
Inventory	-	339
Prepaid expenses & deposits	149	600
Accrued expenses and other payables	(71,404)	-
Accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(84,774)	(21,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-
Proceeds from related parties	84,973	20,977
Repayments to related parties	(5,368)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	79,605	20,977

NET INCREASE IN CASH	(5,169)	(750)

Cash, beginning of period	5,369	853

Cash, end of period	$200	$103

NON-CASH TRANSACTIONS:
Expenses paid by related party	$-	$-
Forgiveness of net liabilities by former shareholder	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GSG Group Inc. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on November 11, 2014. Initially we were a development-stage company in a business of printing on ornamental ribbons. Our initial office was located at Via Lodovico Berti, 40131, Bologna, Italy.

On April 6, 2017, Corina Safaler, the Company’s former Director and CEO, completed a transaction with Wentao Zhao, by which Mr. Zhao acquired 4,500,000 shares of common stock, representing 74% ownership of the Company. On the same date, the shareholders of the Company voted Sreyneang Jin as Director and CEO, and Gim Hooi Ooi as CFO. The new management decided to cease the existing business of printing ornamental ribbons and explore new business plan that will generate sufficient cash flows and profits to the Company. The Company has leased its office at 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia for future business.

On August 17, 2017, the Board of Directors of the Company approved that the Company changed its name to GSG Group Inc. and the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Nevada Secretary of State. The name change was approved by the Financial Industry Regulatory Authority ("FINRA") on September 15, 2017.

On November 22, 2017 Mr. Zhao and Mr. Xin Chen had entered into an agreements whereas Mr. Chen would purchase from Mr. Zhao 3,900,000 shares of the common stock of Company against a cash payment of $260,000, the shares representing 65% of all Company´s common stock and a further 600,000 shares purchased by two non-notifiable buyers. At the time all transfers were affected on the share register on February 28, 2018, the forward split had been implemented, giving Mr. Chen a position of 19,500,000 shares, or 65%. Mr Chen then disposed of further 200,000 shares, leaving him with 19,300,000 shares representing 64% of control over the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenue for the Three months ended March 31, 2018 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the Three months ended March 31, 2018, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the Three months ended March 31, 2018, the Company borrowed cash of $51,611 from its directors for operating purpose and repaid in the amount of $49,903. During the Three months ended March 31, 2018, the directors paid operating expenses of $44,381 on behalf of the Company. The borrowings from and expenses paid by directors are unsecured, non-interest bearing and due on demand.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

On May 21, 2018, Ms. Jin Sreyneang rendered her resignation as director, which was confirmed by shareholder vote on December 04, 2018. In that same meeting shareholders agreed to have Mr. Ooi appointed the new President, CEO and Treasurer of the Company.

On November 29, 2018, the Company entered into a Share Exchange Agreement under which it seeks to acquire 100% of the shares of a US-based private company that holds certain rights and contracts in the area of medical devices. Under the agreement, the Company will issue a certain number of new shares to the shareholders of the target company against receipt of their shares in the target company. While the agreement has been executed and adopted by shareholder vote on December 04, 2018, both parties are currently working on the deliverables to affect closing. The parties have agreed confidentiality over the details of the agreement until closing has occurred.

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

The Company has a new office at 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia as our new office for the future business after change of management. The lease was signed by Great Strength Global Limted, a company which is 100% owned by Gim Hooi Ooi, CFO of the Company. The office is, however, 100% used by the Company. All rent expenses have been paid by the Company.

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

Industry analysis

Cambodia has existed in long time relative political isolation and, following the more open approach to inbound investments since about 5-7 years, sees much increased interest from neighboring countries in Asia, but also internationally. Cambodia has good growth rates and substantial momentum, specifically in the areas just mentioned above in our target markets. The relative investment backlog combined with increased trust in the Cambodian government and ministries makes for a very good general business environment we intend to profit from.

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

Insurance

We do not maintain any insurance, but will decided on a case by case basis if professional indemnity cover would be advisable, depending largely on the size and subject matter of our advisory mandates. If we were made a party of a products liability action and, in the case would not have arranged for insurance cover, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

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

Comparison of the Three months ended March 31, 2018 and March 31, 2017

Revenues

For the Three months ended March 31, 2018 we have generated revenues of $0 and revenues were $3,800 for the Three months ended March 31, 2017. The decrease in revenue was mainly to the reason that the Company ceased its operation in commercial printing when the new management took charge on April 6, 2017.

Operating Expenses

The operating expenses were $13,519 and $26,586 for the three months ended March 31, 2018 and March 31, 2017, respectively. The decrease in operation expenses is mainly due to the higher regulatory and filing fees when the Company applied for OTC markets trading at the beginning of the year 2017, as well as that the company paid salary to the CFO and monthly retainer fees to attorneys after new management was appointed – both main cost factors abolished in 2018.

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

As at March 31, 2018, we had assets for the amount of $200, of which the cash balance was $200. As of December 31, 2017, our total assets were $5,518 which included cash of $5,369.

As at March 31, 2018 and December 31, 2017, our current liabilities were $80,581 and $72,380, respectively. The stockholders’ deficit was $80,581 as of March 31, 2018 and the stockholders’ equity was $66,862 as of December 31, 2017.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was -$84,774 for the Three months ended March 31, 2018 and -$21,727 for the same period in 2017.

CASH FLOWS FROM INVESTING ACTIVITIES

For the Three months ended March 31, 2018 and 2017, we did not have any cash flows used in or provided by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the Three months ended March 31, 2018 net cash flows provided by financing activities was $79,605. The net cash flows provided by financing activities were $20,977 for the Three months ended March 31, 2017. During the three months ended March 31, 2018, the Company borrowed cash of $84,973 from related parties. The Company borrowed cash of $20,977 during the Three months ended March 31, 2017. The Company repaid cash of $5,368 to related parties in the Three months ended September 31, 2018 and $0 during the Three months ended March 31, 2017.

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

Plan of operation

Initially the Company intended to commence operations in the business of ornamental ribbons production. Our business was printing items on different kind of ribbons, such as printing logos, wishes, names and others. We generated limited revenues and, following the switch of the business model to consulting our principal business activities to date consisted in creating a business plan, developing models of our business card and booklet and setting up our web site.

Management continues to look for consulting opportunities in our several target business areas in Cambodia.

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

GSG Group Inc.

Date: April 16, 2019	By:
Gim Hooi OOI
President and Treasurer
(Principal Chief Executive and Principal Financial and Accounting Officer)

