Form 10-Q
period 2018-09-30
GSG GROUP INC.
filed 2019-04-16
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

GSG GROUP INC.

BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$200	$5,369
Inventory	-	-
Prepaid expenses	-	149
Total Current Assets	200	5,518

Property and equipment, net	-	-
Total Assets	$200	$5,518

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses and other payables	$1,445	$72,380
Due to related parties	80,623	-
Total Current Liabilities	82,068	72,380

Total Liabilities	82,068	72,380

Stockholders’ Equity (Deficit)
Common stock - par value $0.001; 75,000,000 shares authorized, 30,300,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	30,300	30,300
Additional paid-in capital	3,086	3,086
Accumulated deficit	(115,254)	(100,248)
Total Stockholders’ Equity (Deficit)	(81,868)	(66,862)

Total Liabilities and Stockholders’ Equity (Deficit)	$200	$5,518

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended September 30,		For the 9 Months Ended September 30,
	2018	2017	2018	2017

Revenues	$-	$-	-	$3,800
Cost of goods sold	-	-	-	(339)
Gross profit	-	-	-	3,461

Operating expenses:
General and administrative expenses	(594)	(37,338)	(15,006)	(76,253)
Total operating expenses	(594)	(37,338)	(15,006)	(76,253)

Loss before provision for income taxes	(594)	(37,338)	(15,006)	(72,792)
Provision for income taxes	-	-	-	-
Net loss	$(594)	$(37,338)	$(15,006)	$(72,792)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	30,300,000	6,060,000	30,300,000	6,060,000

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended September 30, 2018	9 Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,006)	$(72,792)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	459

Changes in operating assets and liabilities:
Inventory	-	339
Prepaid expenses & deposits	149	(2,882)
Accrued expenses and other payables	(70,935)	52,612
Accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(85,792)	(22,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-
Proceeds from related parties	85,991	72,588
Repayments to related parties	(5,368)	(50,006)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	80,623	22,582

NET INCREASE IN CASH	(5,169)	318

Cash, beginning of period	5,369	853

Cash, end of period	$200	$1171

NON-CASH TRANSACTIONS:
Expenses paid by related party	$-	$44,381
Forgiveness of net liabilities by former shareholder	$-	$13,286

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

(FORMERLY KNOWN AS WIKE CORP.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues for the nine months ended September 30, 2018 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the nine months ended September 30, 2018, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, the Company borrowed cash of $51,611 from its directors for operating purposes and repaid in the amount of $49,903. During the nine months ended September 30, 2018, the directors paid operating expenses of $44,381 on behalf of the Company. The borrowings from and expenses paid by the directors are unsecured, non-interest bearing and due on demand.

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

Comparison of the three and nine months ended September 30, 2018 and September 30, 2017

Revenues

The Company generated revenues of $0 and $0 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 we have generated revenues of $0 and revenues were $3,800 for the nine months ended September 30, 2017. The decrease in revenue was mainly to the reason that the Company ceased its operation in commercial printing when the new management took charge on April 6, 2017.

Operating Expenses

The operating expenses were $ 594 and $37,338 for the three months ended September 30, 2018 and 2017, respectively. For the nine months September 30, 2018 and 2017, the Company incurred operating expenses of $15,006 and $76,253, respectively. The decrease in operation expenses is mainly due to the higher regulatory filing fee when the Company applied for OTC markets trading at the beginning of the year 2017, as well as that the company paid salary to the CFO and monthly retainer fees to attorneys after new management was appointed – both main cost factors abolished in 2018.

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

As at September 30, 2018, we had assets for the amount of $200, of which the cash balance was $200. As of December 31, 2017, our total assets were $5,518 which included cash of $5,369.

As at September 30, 2018 and December 31, 2017, our current liabilities were $82,068 and $72,380, respectively. The stockholders’ deficit was $81,868 as of September 30, 2018 and the stockholders’ equity was $66,862 as of December 31, 2017.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was -$15,006 for the nine months ended September 30, 2018 and -$72,792 for the same period in 2017.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2018 and 2017, we did not have any cash flows used in or provided by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2018 net cash flows provided by financing activities was $80,623. The net cash flows provided by financial activities were $22,582 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Company borrowed cash of $85,991from related parties. The Company borrowed cash of $72,588 during the nine months ended September 30, 2017. The Company repaid cash of $5,368 to related parties in the nine months ended September 31, 2018 and $50,006 during the nine months ended September 30, 2017.

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

