Form 10-K
period 2018-12-31
GSG GROUP INC.
filed 2019-08-23
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission file number 333-209903

GSG GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1769300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve,

Phnom Penh, Cambodia.

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: +855 23 962 303

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Large accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 5, 2019, the registrant had 30,300,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated into the text by reference.

PART I

Forward Looking Statements

This Annual Report contains forward-looking statements that involve risk and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the “Risk Factors” section and elsewhere in this report.

General

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “GSG” and “GSG Group” mean GSG Group, Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General Information

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

On May 15, 2018 Mr. Chen and Comindus Finance Corp entered into an agreement whereas Comindus Finance was to purchase 19,300,000 shares of Company´s common stock from Mr. Chen. While the shares were transferred to Comindus Finance Corp. as per July 31, 2018, the transaction was cancelled and unwound shortly thereafter, so that Mr. Chen remained throughout the entire time, the rightful owner of 19,300,000 shares. Mr. Chen later disposed of 300,000 of his shares in a private transaction and, at the date of this document, remains the owner of 19,000,000 shares in the Company, representing 63%. The transfer agent has been instructed to re-enter Mr. Chen on the share register accordingly, the process of which has not yet been completed at the date of this document due to formal reasons.

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

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our executive officers and directors as at the end of the reporting period:

NAME	AGE	POSITION
Gim Hooi OOI	38	CEO, CFO and Director

Gim Hooi OOI

Gim Hooi Ooi, Age 38, is the current CEO, CFO and Director of GSGG. Prior to that, Mr. OOI was the CFO of another OTC:US company. He has been serving as a Senior Relationship Manager of Alliance Bank Malaysia Berhad since 2013. From 2012 to 2013, he served as an Account Relationship Manager at Hong Leong Bank Berhad. From 2009 to 2012, he served as a Team Leader at UOB (M) Bank Berhad. Mr. Ooi brings his extensive experience in banking, financial services and compliance procedures to the Company.

Products

Originally, our products included ribbons, notebooks, plastic items and other printed goods of that kind, where we specialized mostly on ribbons printing.

Following the change of control and management on April 6, 2017 the Company ceased the existing business and started exploring new businesses to generate revenue.

Market Overview

Operating from our Cambodia head office, management has begun moving into the business consulting space for inbound Cambodia investors and local businesses. From our presence on the ground in Cambodia, we are exposed to and increasingly connected to the local business world and in an excellent position to identify special opportunities and demand for goods or services.

Potential target areas are in the tourism industry, real estate development and general public and private infrastructure as well as in telecoms, technology and transportation. We also included medical devices into the scope of our research and there are specifically looking at the US market as our target.

About us

GSG Group Inc. (GSGG) is a shell company currently looking to leverage its managements´ excellent network globally to initiate business activities in highly profitable geographical and industrial areas, such as Asian tourism, real estate and the US medical devices space.

We are working on marketing our services mostly on a mouth to mouth basis at this point, which is possible due to our long built network to all relevant business owners, industry leaders and decision makers locally. We intend to increase our online presences and to utilize alternative marketing tools in the future to further increase our exposure and recognition with our target clients.

We believe that our marketing campaign shall attract many clients and develop a strong reputation of quality, diligent and efficient service provider. Hopefully, our clients will continue to readily recommend us to others.

Employees

As of December 31, 2018, the Company only had 1 employee, i.e. our director.

Offices

The phone number is +85523962303. The office is located at 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodiawhich is provided by our director free of charge.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the consulting business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENT

Not applicable.

ITEM 2. PROPERTIES.

We do not own any real estate or other properties. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is listed on the Over-the Counter Bulletin Board. There has been no active trading of our common stock.

Holders of our Common Stock

As of December 31, 2018 and 2017 there were 8 registered stockholders holding 30,300,000 shares in aggregate of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not, at this point in time, plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no recent sales of unregistered securities. As of December 31, 2018, there were no outstanding stock options or warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended December 31, 2018 and December 31, 2017, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

We recorded no revenues for the year ended December 31, 2018 (year ended December 31, 2017: $3,800) and incurred no cost of goods sold for the year ended December 31, 2018 (year ended December 31, 2017: $339). Respectively, there was no gross profit or loss recorded for the year ended December 31, 2018 (from a gross profit of $3,461 for the year ended December 31, 2017 reporting period). The decrease in revenue, cost of goods sold and profit came as a result of ceasing the ribbon printing business activities and exploring other business opportunities following change of management in 2017.

The operating expenses comprised general and administrative expenses of $15,600 for the recent period (compared to $93,447 for the year ended December 31, 2017), a decrease of 83%.

The net loss for the year ended December 31, 2018 was $15,600 (year ended December 31, 2017: $89,986), a decrease of 82%.

Our total assets at December 31, 2018 were $200 (December 31, 2017: $5,518) which was all cash (December 31, 2017: $5,369)

Our total current liabilities at December 31, 2018 were $82,662 which comprised accrued liabilities of $2,039 and payables to related parties of $80,623. The current liabilities at December 31, 2017 were $72,380 which mainly comprised accrued liabilities and other payables. The increase in payables to related parties is largely due to the reclassification of other payables to other payables to related parties under expenses funded by our director.

We currently anticipate our operating expenses (being legal and profession fees, IT cost and further website and software development and testing, marketing and advertising, and other expenses) over the next 12 months will be approximately $50,000.

On December 31, 2018 the Company had authorized 75,000,000 (December 31, 2017: 75,000,000) shares of common stock with a par value of $0.001 per share.

As of December 31, 2018, the Company had 30,300,000 (December 31, 2017: 30,300,000) shares of common stock issued and outstanding and there were no outstanding stock options or warrants.

For the year ended December 31, 2018 we reported a net loss of $15,600 and an accumulated deficit of $115,848. At December 31, 2018 we had cash on hand of $200. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Liquidity and Capital Resources

At December 31, 2018, we had $200 in cash and there were outstanding liabilities of $82,662 (cash of $5,369 and liabilities of $72,380 on December 31, 2017, respectively). There were 85,792 used by operations in 2018 ($79,971 net cash used through operating activities in 2017, respectively) and 80,623 provided through financing activities in 2018 (2017: $84,487). This resulted in a $5,169 decrease in net cash in 2018 (an increase by a total of $4,516 in 2017, respectively).

Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except as may be disclosed in the section “Recent Events”.

Summary of significant accounting policies:

Refer to Note 2 of the financial statements in ITEM 8 below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Disclosure not required for a smaller reporting Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GSG Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GSG Group, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ JTC Fair Song CPA Firm

JTC Fair Song CPA Firm

Shenzhen, China

Date: August 21, 2019

GSG GROUP, INC.
BALANCE SHEETS

	December 31	December 31
	2018	2017
ASSETS

CURRENT ASSETS
Cash	$200	$5,369
Deposits	-	149
TOTAL ASSETS	$200	$5,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Accrued expenses	$2,039	$72,380
Related party loan	80,623	-
Income tax payable	-	-

TOTAL LIABILITIES	82,662	72,380

STOCKHOLDERS’ DEFICIT

Common stock: authorized 75,000,000; $0.001 par value; 30,300,000 shares issued and outstanding at December 31, 2018 and 2017	30,300	30,300
Additional Paid in Capital	3,086	3,086
Accumulated deficit	(115,848)	(100,248)

Total Stockholders’ deficits	(82,462)	(66,862)
	$200	$5,518

The accompanying notes are an integral part of these financial statements

GSG GROUP, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Revenue	$-	$3,800
Cost of Goods Sold
Purchases	-	(339)

Gross Profit (Loss)	-	3,461

Operating Expenses
General and administrative	(15,600)	(93,447)

Total Expenses	(15,600)	(93,447)
Net loss before income tax provision	(15,600)	(89,986)
Provision for income tax	-	-

Net loss for the period	$(15,600)	$(89,986)

Net earnings (loss) per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	30,300,000	30,300,000

The accompanying notes are an integral part of these financial statements

GSG GROUP, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock				Total
	Number of Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity/(Deficit)

Balance, December 31, 2016	6,060,000	$6,060	$14,040	$(10,261)	$9,839

Forward split 1:5 Dec 01, 2017	24,240,000	24,240			24,240
Debt assumed by former shareholder			(10,954)		(10,954)
Net Loss				(89,986)	(89,986)

Balance, December 31, 2017	30,300,000	$30,300	$3,086	$(100,247)	$(66,862)

Net loss for the year	-	-	-	(15,600)	(15,600)

Balance, December 31, 2018	30,300,000	$30,300	$3,086	$(115,847)	$(82,461)

The accompanying notes are an integral part of these financial statements

GSG GROUP, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Operating activities:

Net loss	$(15,600)	$(89,986)
Depreciation expense	-	459
Inventory adjustments	-	339
Prepaid expenses	-	600
Deposits	149	(149)
Accrued expenses	(70,341)	8,766

Net cash provided by operating activities	(85,792)	(79,971)

Cash flows from financing activities
Proceeds from sale of common stock	-	134,392
Proceeds from related party	85,991	(49,905)
Repayments to related party	(5,368)
Net cash provided by financing activities	80,623	84,487
Net increase in cash	(5,169)	4,516
Cash, beginning of period	$5,369	853
Cash, end of period	200	5,369

The accompanying notes are an integral part of these financial statements

Note 1: Organization and Basis of Presentation

GSG Group Inc. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on November 11, 2014.

The Company is in the development phase and is currently evaluating to enter into the tourism, real estate and medical devices sectors as consultant or operator.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of December 31, 2018 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “GSG,” “we,” “us,” “our” or the “Company” are to GSG Group Inc.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial statements of the Company for the years ended December 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the year ended December 31, 2018 with a net loss of $15,600. There is no guarantee that the Company will continue to generate revenues. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1 - Quoted market prices available in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

In accordance with ASC 605 “Revenue Recognition”, the Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. Revenue is recognized when the product has been prepaid by the customer, shipped from either our office or one of our vendors and the product has been delivered to, or picked up by, the customer.

The Company has had no revenue for the reporting year ended December 31, 2018.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted.

Recent Accounting Pronouncements

In May 2014, the FASB issued asu No. 2014-09, Revenue from Contracts with Customers (Topic 606). This amendment supersedes Topic 605 by establishing core principles that an entity should follow when recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2015-14 amended the guidance to be effective for annual reporting periods after December 15, 2017, including interim period within that reporting period. In applying ASC Topic 606, the Company is required to 1) identify any contracts with customers, 2) determine if multiple performance obligations exist, 3) determine the transaction price, 4) allocate the transaction price to the respective obligation, and 5) recognize the revenue as the obligation is satisfied. Revenue is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those products or services.

The adoption of ASC Topic 606 will not result in a cumulative impact on the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize long-term lease arrangements as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing for the Company beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented I nthe financial statements. Early adoption is permitted. Management does not believe the adoption of ASU 2016-02 will have a material impact on the Company´s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance is effective for the Company as of January 1, 2019. Based on the completed analysis, the Company has determined the adjustment does not have an impact on the financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Companies and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Part I of this amendment addresses complexities of accounting for certain financial instruments with down round features, and Part II addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity. For public entities, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The amendments in Part II require no transition guidance, as the amendments have no accounting effect.

Reclassification

Certain comparative figures have been reclassified so as to conform to the current year’s presentation. The reclassification has had no effect on the reported results of operations or accumulated deficit.

Note 3: Capital Stock

AtDecember 31, 2018 and 2017, we recorded $30,300 as equity and 3,086 paid in excess of par, represented in 30,300,000 shares issued and outstanding.

As of December 31, 2018 and 2017, the Company has authorized shares of common stock of 75,000,000 shares with a par value of $0.001 per share.

As of December 31, 2018 and 2017, there were no outstanding stock options or warrants.

Note 4: Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

On December 22, 2017, the US Congress enacted the Tax Cuts and Jobs Act (Tax Reform Legislation), which made significant changes to US federal income tax law including a reduction in the corporate tax rate to 21% for tax years beginning with 2018. These changes will impact the changes in the valuation allowance, components of the tax rate reconciliation and realization of loss carryforwards.

The Company did have an income tax provision or benefit for the year ended December 31, 2018 and 2017. The Company has incurred losses and therefore has provided a full valuation against net deferred tax assets as December 31, 2018 and 2017.

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended	Year Ended
Deferred tax assets	12/31/2018	12/31/2017

Net operating losses	$(15,600)	$(3,489)

Deferred tax liability
Net deferred tax assets	$15,600	$3,489
Less: valuation allowance	$(15,600)	$(3,489)
Deferred tax asset - net valuation allowance	-	-

Note 5: Related Party Transactions

The director of the Company provides office space and services free of charge. During the year ended December 31, 2018 our CEO, Mr. Gim Hooi OOI paid $85,991 and had, during the year ended December 31, 2017, received $49,905 repaid from the company, against expenses paid on behalf of the Company. As of December 31, 2018 and 2017, the Company owed $80,623 and $0 to our Mr. OOI under a related party loan, which is non-interest bearing and due on demand.

Note 6: Subsequent Events

There are no subsequent events to report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer, Directors, and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2018 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer, Directors, and Chief Financial Officer ha d concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer, Directors, and Chief Financial Officer does not relate to reporting periods after December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer, Directors, and Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018 under the criteria set forth in the in Internal Control—Integrated Framework .

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses did not exist.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal controls, or other factors, that could significantly affect the Company’s controls subsequent to the date of the evaluations performed by the executive officers of the Company. No deficiencies or material weaknesses were found that would require corrective action.

ITEM 9B. OTHER INFORMATION.

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION

Gim Hooi OOI	38	CEO, CFO and Director

Gim Hooi OOI

Gim Hooi Ooi, Age 38, is the current CEO, CFO and Director of GSGG. Prior to that, Mr. OOI was the CFO of another OTC:US company. He has been serving as a Senior Relationship Manager of Alliance Bank Malaysia Berhad since 2013. From 2012 to 2013, he served as an Account Relationship Manager at Hong Leong Bank Berhad. From 2009 to 2012, he served as a Team Leader at UOB (M) Bank Berhad. Mr. Ooi brings his extensive experience in banking, financial services and compliance procedures to the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The directors received no compensation during the reporting period and no compensation claims were accrued.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Xin Chen. 14, Unit 1 Building 1, Dongfenglu 9 Hao Yuan, Jintai District Shaanxi Province Baoji City 721000, CN	19,300,000 shares of common stock	63,70%

__________

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 31, 2018, there were 30,300,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The director of the Company provides office space and services free of charge. During the year ended December 31, 2018 and 2017, our CEO, Mr. Gim Hooi OOI paid $85,991 and $0 in expenses on behalf of the Company and received $5,368 and $49,905 repaid respectively. As of December 31, 2018 and 2017, the Company owed $80,623 and $0 to our Mr. OOI under a related party loan, which is non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2018，the total audit fees billed was $10,000, for audit-related services was $0, for tax services was $0 and for all other services was $0.

During the year ended December 31, 2017, the total audit fees billed was $9,800, for audit-related services was $0, for tax services was $0 and for all other services was $0.

Audit fees are charged by the auditor for providing its audit report. Fees for audit-related services might be charged by lawyers or valuers providing third party expertise or opinions required to prepare or provide the audit report

Fees for tax services might be charged by accountants or tax advisors for providing services that relate to tax matters like tax calculations, tax advice or tax filings.

Fees for other services might be charged by any other service provider for providing any other service that might be of interest to the company.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this annual report:

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emerald Data Inc. Registrant

Date: August 21, 2019	By:	/s/ Gim Hooi OOI
Gim Hooi OOI
(Chief Executive Officer)

Emerald Data Inc. Registrant

Date: August 21, 2019	By:	/s/ Gim Hooi OOI
Gim Hooi OOI
(Chief Financial Officer)

