Form 10-Q
period 2019-03-31
GSG GROUP INC.
filed 2019-11-21
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

_____________________________________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,300,000 common shares issued and outstanding as of November 15, 2019.

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

GSG GROUP INC.

BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$200	$200
Inventory	-	-
Prepaid expenses	-	-
Total Current Assets	-	-

Property and equipment, net	-	-
Total Assets	$200	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Current Liabilities
Accrued expenses and other payables	$2,633	$2,039
Due to related parties	80,623	80,623
Total Current Liabilities	83,623	82,662

Total Liabilities	83,256	82,662

Stockholders’ Equity/(Deficit)
Common stock - par value $0.001; 75,000,000 shares authorized, 30,300,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	30,300	30,300
Additional paid-in capital	3,086	3,086
Accumulated deficit	(116,442)	(115,848))
Total Stockholders’ Equity/(Deficit)	(83,056)	(82,462)

Total Liabilities and Stockholders’ Equity/(Deficit)	$200	$200

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended March 31,
	2019	2018

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative expenses	(594)	(13,519)
Total operating expenses	(594)	(13,519)

Loss before provision for income taxes	(594)	(13,519)
Provision for income taxes	-	-
Net loss	$(594)	$(13,519)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	30,300,000	30,300,000

Remark: Professional fee for financial review of this 10Q report of USD1,000 has been absorbed by a related company.

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31, 2019	3 Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(594)	$(13,519)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-

Changes in operating assets and liabilities:
Inventory	-	-
Prepaid expenses & deposits	-	149
Accrued expenses and other payables	594	(71,404)
Accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	-	(84,774)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-
Proceeds from related parties	5,368	84,973
Repayments to related parties	(5,368)	(5,368)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	79,605

NET INCREASE IN CASH	-	(5,169)

Cash, beginning of period	200	5,369

Cash, end of period	$200	$200

NON-CASH TRANSACTIONS:
Expenses paid by related party	$-	$-
Forgiveness of net liabilities by former shareholder	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2019

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

On May 15, 2018 Mr. Chen and Comindus Finance Corp entered into an agreement whereas Comindus Finance was to purchase 19,300,000 shares of Company´s common stock from Mr. Chen. While the shares were transferred to Comindus Finance Corp. as per July 31, 2018, the transaction was cancelled and unwound shortly thereafter, so that Mr. Chen remained throughout the entire time, the rightful owner of 19,300,000 shares. Mr. Chen later disposed of 300,000 of his share in a private transaction and, at the date of this document, remains the owner of 19,000,000 shares in the Company, representing 63%. The transfer agent has been instructed to re-enter Mr. Chen on the share register accordingly, the process of which has not yet been completed at the date of this document due to formal reasons.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenue for the Three months ended March 31, 2019 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the Three months ended March 31, 2019, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

NOTE 4 – Related Party Transactions

During the Three months ended March 31, 2019, the Company borrowed cash of $0 from its directors for operating purpose and repaid in the amount of $0. During the Three months ended March 31, 2018, the Company had borrowed cash of $51,611 from its directors for operating purposes and had repaid in the amount of $49,903. During the Three months ended March 31, 2018, the directors paid operating expenses of $44,381 on behalf of the Company. The borrowings from and expenses paid by directors are unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

None

NOTE 6 – SUBSEQUENT EVENTS

On August 28, 2019, Mr. Chen signed agreements with Medical Consult B.V. and Decimus Beheer B.V., both Dutch companies, to sell to each 7,270,000 of his shares against payment of $100,000 each, each block representing 24% or in total 48% of the control block of the company. Each buyer made a cash payment of $25,000 and issued a promissory note for $75,000 each, payable in full on June 30, 2020. Mr. Chen remains with ownership of 15%. Mr. Chen has not yet delivered the shares to the buyers due to formal reasons relating to the correction of the Company´s share register.

On that same date the Company entered into an IP acquisition agreement with Prejex GmbH, a German entity and holder of certain IP on needle free injection technology, know-how, brands and patents pending. No cash payment was agreed, but rather the Company committed to invest no less than $500,000 into the production and business development of Prejex products over the next 24 months from the date of the agreement, Company further appoints Prejex GmbH as the exclusive production manager worldwide. Prejex GmbH may terminate the agreement, should the total product volume related to Prejex products no reach $10,000,000 by 2022, the termination clause to be effective only should Company not have invested more than $1,500,000 into the Prejex products production within the next 24 months from the date of the agreement.

Both, Medical Consult B.V. and Decimus Beheer B.V. together hold a majority position in Prejex GmbH. Both entities share the same director, who is also a director of Prejex GmbH. The IP acquisition agreement thus qualifies as a related party transaction.

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

General

GSG Group Inc. was incorporated in the State of Nevada on November 11, 2014 with a fiscal year end of December 31. We were formed to commence operations in ornamental ribbons production, such as printing on ribbons. Effective April 6, 2017, the shareholders of the Corporation voted Ms. Sreyneang Jin as Director, and CEO, and Mr. Gim Hooi Ooi as CFO. The changed management decided to cease the existing business of printing ornamental ribbons, and explores new business to generate sufficient cash flow and profits to the Company. Effective December 04, 2018, the shareholders accepted Ms. Sreyneang´s resignation as director and voted Mr. Ooi the new President, CEO and Treasurer of the company.

The Company has its office at 18/F Canadia Bank Tower, No. 315, Ang Doung St, Corner Monivong Blve, Phnom Penh, Cambodia. The lease was signed by Great Strength Global Limted, a company which is 100% owned by Gim Hooi Ooi. The office is, however, provided to us free of cost since the beginning of 2019.

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

Potential target areas are in the tourism industry, real estate development and general public and private infrastructure as well as in telecoms, technology and transportation. We have recently included medical services and devices sector into the scope of our research and therein are specifically looking at the US market as our target before introducing proven business models or products to the local Cambodian market.

Industry analysis

Cambodia has existed for a long time in a relative political isolation and, following the more open approach to inbound investments since about 6-8 years, sees much increased interest from neighboring countries in Asia, but also internationally. Cambodia has good growth rates and substantial momentum, specifically in the areas just mentioned above in our target markets. The relative investment backlog combined with increased trust in the Cambodian government and ministries makes for a very good general business environment we intend to profit from.

Marketing

We are marketing our services mostly on a mouth to mouth basis, which is possible due to our long built network to all relevant business owners, industry leaders and decision makers internationally and locally. We intend to increase our online presences and to utilize alternative marketing tools in the future to further increase our exposure and recognition with our target clients.

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

Comparison of the Three months ended March 31, 2019 and March 31, 2018

Revenues

For the Three months ended March 31, 2019 we have generated revenues of $0 and revenues were $0 for the Three months ended March 31, 2018.

Operating Expenses

The operating expenses were $594 and $13,519 for the three months ended March 31, 2019 and March 31, 2018, respectively. The decrease in operating expenses is mainly due to the much reduced business operations and associated costs.

Professional fee for financial review of this 10Q Report of USD1,000 has been absorbed by a related company.

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

As at March 31, 2019, we had assets for the amount of $200, of which the cash balance was $200. As of December 31, 2018, our total assets were $200 which included cash of $200.

As at March 31, 2019 and December 31, 2018, our current liabilities were $83,623 and $82,662, respectively. The stockholders’ deficit was $83,056 as of March 31, 2019 and $82,462 as of December 31, 2018.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $0 for the Three months ended March 31, 2019 and -$84,774 for the same period in 2018.

CASH FLOWS FROM INVESTING ACTIVITIES

For the Three months ended March 31, 2019 and 2018, we did not have any cash flows used in or provided by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the Three months ended March 31, 2019 net cash flows provided by financing activities was $0. The net cash flows provided by financing activities were $79,605 for the Three months ended March 31, 2018. During the Three months ended March 31, 2019, the Company borrowed cash of $5,368 from related parties. The Company borrowed cash of $84,973 during the Three months ended March 31, 2018. The Company repaid cash of $5,368 to related parties in the Three months ended March 31, 2019 and $5,368 during the Three months ended March 31, 2018.

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

Management continues to look for consulting opportunities in our several target business areas in Cambodia and currently analyses opportunities in the medical devices production and sales area for the US markets..

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

GSG Group Inc.

Date: November 21, 2019	By:	/s/ Gim Hooi OOI
Gim Hooi OOI
President and Treasurer
(Principal Chief Executive and Principal Financial and Accounting Officer)

