Form 10-Q
period 2019-06-30
GSG GROUP INC.
filed 2019-11-21
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

___________________________________________________________

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

GSG GROUP INC.

BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$200	$200
Inventory	-	-
Prepaid expenses	-	-
Total Current Assets	-	-

Property and equipment, net	-	-
Total Assets	$200	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses and other payables	$3,881	$2,039
Due to related parties	80,623	80,623
Total Current Liabilities	84,504	82,662

Total Liabilities	84,504	82,662

Stockholders’ Equity (Deficit)
Common stock - par value $0.001; 75,000,000 shares authorized, 30,300,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	30,300	30,300
Additional paid-in capital	3,086	3,086
Accumulated deficit	(117,690)	(115,848))
Total Stockholders’ Equity (Deficit)	(84,304)	(82,462)

Total Liabilities and Stockholders’ Equity (Deficit)	$200	$200

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended June 30,		For the 6 Months Ended June 30,
	2019	2018	2019	2018

Revenues	$-	$-	-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	(1,248)	(839)	(1,842)	(14,412)
Total operating expenses	(1,248)	(839)	(1,842)	(14,412)

Loss before provision for income taxes	(1,248)	(839)	(1,842)	(14,412)
Provision for income taxes	-	-	-	-
Net loss	$(1,248)	$(839)	$(1,842)	$(14,412)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	30,300,000	30,300,000	30,300,000	30,300,000

The accompanying notes are an integral part of these unaudited financial statements.

_________

Remark: Professional fee for financial review of this 10Q report of USD1,000 has been absorbed by a related company.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30, 2019	6 Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,842)	$(14,412)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-

Changes in operating assets and liabilities:
Inventory	-	-
Prepaid expenses & deposits		149
Accrued expenses and other payables	1,842	(71,529)
Accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	-	(85,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-
Proceeds from related parties	5,368	85,991
Repayments to related parties	(5,368)	(5,368)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	80,623

NET INCREASE IN CASH	-	(5,169)

Cash, beginning of period	200	5,369

Cash, end of period	$200	$200

NON-CASH TRANSACTIONS:
Expenses paid by related party	$-	$-
Forgiveness of net liabilities by former shareholder	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2019

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenue for the Six months ended June 30, 2019 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the Six months ended June 30, 2019, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the Six months ended June 30, 2019, the Company borrowed cash of $5,368 from its directors for operating purpose and repaid in the amount of $5,368. During the Six months ended June 30, 2018, the Company had borrowed cash of $84,973 from its directors for operating purposes and had repaid in the amount of $5,368. During the Six months ended June 30, 2018, the directors paid operating expenses of $0 on behalf of the Company. The borrowings from and expenses paid by directors are unsecured, non-interest bearing and due on demand.

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

Comparison of the Six months ended June 30, 2019 and June 30, 2018

Revenues

The Company generated revenues of $0 and $0 for the Three months ended June 30, 2019 and 2018, respectively. For the Six months ended June 30, 2019 and 2018, we have generated revenues of $0 and $0, respectively.

Operating Expenses

The operating expenses were $1,248 and $839 for the Three months ended June 30, 2019 and 2018, respectively. The operating expenses were $1,842 and $14,412 for the Six months ended June 30, 2019 and June 30, 2018, respectively. The decrease in operating expenses is mainly due to the much reduced business operations and associated costs.

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

As at June 30, 2019, we had assets for the amount of $200, of which the cash balance was $200. As of December 31, 2018, our total assets were $200 which included cash of $200.

As at June 30, 2019 and December 31, 2018, our current liabilities were $84,504 and $82,662, respectively. The stockholders’ deficit was $84,304 as of June 30, 2019 and $82,462 as of December 31, 2018.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $0 for the Six months ended June 30, 2019 and -$85,792 for the same period in 2018.

Cash Flows From Investing Activities

For the Six months ended June 30, 2019 and 2018, we did not have any cash flows used in or provided by investing activities.

Cash Flows From Financing Activities

For the Six months ended June 30, 2019 net cash flows provided by financing activities was $0. The net cash flows provided by financing activities were $80,623 for the Six months ended June 30, 2018. During the Six months ended June 30, 2019, the Company borrowed cash of $5,368 from related parties. The Company borrowed cash of $85,991 during the Six months ended June 30, 2018. The Company repaid cash of $5,368 to related parties in the Six months ended June 30, 2019 and $5,368 during the Six months ended June 30, 2018.

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

Management continues to look for consulting opportunities in our several target business areas in Cambodia and currently analyses opportunities in the medical devices production and sales area for the US markets.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recent Six-month period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

