Form 10-Q
period 2019-09-30
GSG GROUP INC.
filed 2020-01-24
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,300,000 common shares issued and outstanding as of September 30, 2019.

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

GSG GROUP INC.

BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$200	$200
Inventory	-	-
Prepaid expenses	-	-
Total Current Assets	-	-

Property and equipment, net	-	-
Total Assets	$200	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses and other payables	$4,475	$2,039
Due to related parties	80,623	80,623
Total Current Liabilities	85,098	82,662

Total Liabilities	85,098	82,662

Stockholders’ Equity (Deficit)
Common stock - par value $0.001; 75,000,000 shares authorized, 30,300,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	30,300	30,300
Additional paid-in capital	3,086	3,086
Accumulated deficit	(118,284)	(115,848)
Total Stockholders’ Equity (Deficit)	(84,898)	(82,462)

Total Liabilities and Stockholders’ Equity (Deficit)	$200	$200

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended September 30,		For the 9 Months Ended September 30,
	2019	2018	2019	2018

Revenues	$-	$-	-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	(594)	(594)	(2,436)	(15,006)
Total operating expenses	(594)	(594)	(2,436)	(15,006)

Loss before provision for income taxes	(594)	(594)	(2,436)	(15,006)
Provision for income taxes	-	-	-	-
Net loss	$(594)	$(594)	$(2,436)	$(15,006)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	30,300,000	30,300,000	30,300,000	30,300,000

The accompanying notes are an integral part of these unaudited financial statements.

Remark: Professional fee for financial review of this 10Q report of USD1,000 has been absorbed by a related party.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended September 30, 2019	9 Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,436)	$(15,006)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-

Changes in operating assets and liabilities:
Inventory	-	-
Prepaid expenses & deposits		149
Accrued expenses and other payables	2,436	(70,935)
Accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	-	(85,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-
Proceeds from related parties	5,368	85,991
Repayments to related parties	(5,368)	(5,368)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	80,623

NET INCREASE IN CASH	-	(5,169)

Cash, beginning of period	200	5,369

Cash, end of period	$200	$200

NON-CASH TRANSACTIONS:
Expenses paid by related party	$-	$-
Forgiveness of net liabilities by former shareholder	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2019

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

On August 28, 2019, Mr. Chen signed agreements with Medical Consult B.V. and Decimus Beheer B.V., both Dutch companies, to sell to each 7,270,000 of his shares against payment of $100,000 each, each block representing 24% or in total 48% of the control block of the company. Each buyer made a cash payment of $25,000 and issued a promissory note for $75,000 each, payable in full on September 30, 2020. Mr. Chen remains with ownership of 15%. Mr. Chen has not yet delivered the shares to the buyers due to formal reasons relating to the correction of the Company´s share register.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenue for the Nine months ended September 30, 2019 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the Nine months ended September 30, 2019, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the Nine months ended September 30, 2019, the Company borrowed cash of $5,368 from its directors for operating purpose and repaid in the amount of $5,368. During the Nine months ended September 30, 2018, the Company had borrowed cash of $85,991 from its directors for operating purposes and had repaid in the amount of $5,368. During the Nine months ended September 30, 2018, the directors paid operating expenses of $0 on behalf of the Company. The borrowings from and expenses paid by directors are unsecured, non-interest bearing and due on demand.

On August 28, 2019 the Company entered into an IP acquisition agreement with Prejex GmbH, a German entity and holder of certain IP on needle free injection technology, know-how, brands and patents pending. No cash payment was agreed, but rather the Company committed to invest no less than $500,000 into the production and business development of Prejex products over the next 24 months from the date of the agreement, Company further appoints Prejex GmbH as the exclusive production manager worldwide. Prejex GmbH may terminate the agreement, should the total product volume related to Prejex products no reach $10,000,000 by 2022, the termination clause to be effective only should Company not have invested more than $1,500,000 into the Prejex products production within the next 24 months from the date of the agreement.

The majority of membership rights in Prejex GmbH is owned by Medical Consult B.V. and Decimus Beheer B.V. together. Both entities share the same director, who is also a director of Prejex GmbH. The IP acquisition agreement thus qualifies as a related party transaction.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

None

NOTE 6 – SUBSEQUENT EVENTS

None

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

Comparison of the Three and Nine months ended September 30, 2019 and September 30, 2018

Revenues

The Company generated revenues of $0 and $0 for the Three months ended September 30, 2019 and 2018, respectively. For the Nine months ended September 30, 2019 and 2018, we have generated revenues of $0 and $0, respectively.

Operating Expenses

The operating expenses were $594 and $594 for the Three months ended September 30, 2019 and 2018, respectively. The operating expenses were $2,436 and $15,006 for the Nine months ended September 30, 2019 and September 30, 2018, respectively. The decrease in operating expenses is mainly due to the much reduced business operations and associated costs.

Professional fee for financial review of this 10Q Report of USD1,000 has been absorbed by a related party.

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

As at September 30, 2019, we had assets for the amount of $200, of which the cash balance was $200. As of December 31, 2018, our total assets were $200 which included cash of $200.

As at September 30, 2019 and December 31, 2018, our current liabilities were $85,098 and $82,662, respectively. The stockholders’ deficit was $84,898 as of September 30, 2019 and $82,462 as of December 31, 2018.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. Cash flows used in operating activities were $0 for the Nine months ended September 30, 2019 and -$85,792 for the same period in 2018.

Cash Flows From Investing Activities

For the Nine months ended September 30, 2019 and 2018, we did not have any cash flows used in or provided by investing activities.

Cash Flows From Financing Activities

For the Nine months ended September 30, 2019 net cash flows provided by financing activities was $0. The net cash flows provided by financing activities were $80,623 for the Nine months ended September 30, 2018. During the Nine months ended September 30, 2019, the Company borrowed cash of $5,368 from related parties. The Company borrowed cash of $85,991 during the Nine months ended September 30, 2018.

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

GSG Group Inc.

Date: January 23, 2020	By:	/s/ Gim Hooi OOI
Gim Hooi OOI
President and Treasurer
(Principal Chief Executive and Principal Financial and Accounting Officer)

