Form 10-K
period 2019-12-31
GSG GROUP INC.
filed 2020-12-01
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission file number 333-209903

GSG GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1769300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Haagwinde 20, 5262 KZ Vught, The Netherlands

 (Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: +31 (623)-407-058

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of December 31, 2019, the registrant had 49,125,000 shares of common stock issued and outstanding. As of the date of this document the registrant had 30,125,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

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

As used in this annual report, the terms “we”, “us”, “our”, “GSG" and “GSG Group” mean GSG Group, Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General Information

GSG Group Inc. (“the Company”, “we”, “us” or “our”) has been incorporated as Wike Corp. in the State of Nevada on November 11, 2014. Initially we were a development-stage company in the ornamental ribbons printing business. On April 6, 2017, we changed the business to consulting services for investors into the Asian real estate market and other growth industries. On September 15, 2017, the name change to GSG Group Inc. was approved by the Financial Industry Regulatory Authority ("FINRA") and the Company began discussions to add Medical Devices production and trading to its business portfolio. Since July 24th, 2020 the Company has its office at Haagwinde 20, 5262 KZ Vught, The Netherlands.

On May 15, 2018 Mr. Chen, the holder of 19,000,000 ordinary shares in the company, then representing ca. 63% of all voting rights, and Comindus Finance Corp entered into an agreement whereas Comindus Finance was to purchase 19,000,000 shares of Company´s common stock from Mr. Chen. While the shares were transferred to Comindus Finance Corp. as per July 31, 2018, the transaction was cancelled and unwound shortly thereafter, so that Mr. Chen remained throughout the entire time, the rightful owner of 19,000,000 shares. As per July 7, 2020 Mr. Chen has been re-entered on the share register accordingly.

Between May 12, 2019 and Nov 25, 2019 Mr Gim Hooi OOI, our then CEO, sold and assigned a total of US$ 40,300.00 in debt owed to him by the Company to several parties. As per Nov 28, 2019, Decimus Beheer B.V. and Medical Consult Europe B.V. converted US$ 17,000.00 each into a total of 18,825,000 new restricted shares.

On August 28, 2019 Company entered into an Asset Assignment Agreement (as amended on July 12, 2020) with Prejex Holding GmbH in Germany, under which it acquires certain brand rights (brand registration and the Prejex website, current held in trust for Company by related party Medical Consult Europe B.V.) and the right to use certain competences regarding production of needle free injection devices. In return it promises to invest the total amount of US$ 1,000,000.00 within 24 months from the date of the Agreement into producing such needle free injection devices and making Prejex Holding GmbH the exclusive production manager worldwide with a remuneration to Prejex Holding GmbH of 5% of all worldwide turnover as relates to the assigned Business Assets as defined by the Agreement. Under the amendment dated July 12, 2020, Company agrees to induce its shareholder Mr. Xin Chen to cancel 19,000,000 of his shares against payment of US$ 150,000.00 by Prejex Holding GmbH to Mr. Chen no later than June 30, 2021.

On July 12, 2020, Mr Xin Chen entered into a Share Cancelation Agreement with the Company, agreeing with the Company that 19,000,000 of his shares of Company´s common stock be cancelled. On July 28, 2020 the board of directors of the Company adopted a board resolution to cancel said number of shares and on August 8, 2020 signed an instruction to the Company´s transfer agent to cancel the shares accordingly. On November 06, 2020 said 19,000,000 shares have been cancelled.

On July 13, 2020, the shareholders of the Company in a majority vote appointed Mr. Frank Raymakers as new director, President and CEO, Mr. Maarten Stuut as new director and CFO, Mr. Alfred Kelly as director and Chief Operating Officers and Mr. Eric P. Ditkowsky as new director and Chief Sales Officer. Mr. Gim Hooi OOI was appointed as the new Chief Marketing Officer.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our executive officers and directors as at the end of the reporting period:

NAME	AGE	POSITION
Gim Hooi OOI	39	Director, CEO & CFO

The following sets forth the name and position of each of our executive officers and directors as at the date of this document:

NAME	AGE	POSITION
Frank Raymakers	64	Director, President & CEO
Maarten Stuut	59	Director & CFO
Alfred Kelly	54	Director & COO
Eric P. Ditkowsky	62	Director & CSO
Gim Hooi OOI	39	Director & CMO

Frank Raymakers

Mr. Frank Raymakers, age 64, – President & CEO – has over 25 years of hands-on experience in marketing and sales in the medical devices industry. As founder & CEO of PREJEX GmbH Frank has extensive experience in the needle-free injection devices area. Frank and his business partner Maarten Stuut acquired the assets of Injex GmbH and began efforts to get the products into the U.S. market. Frank contributes largely by bringing his relationships in Europe, Middle East and the U.S. to the Company as well establishing new leads, refining GSG Group´s business model, promoting and managing sales channels of its devices and products. He will also oversee production and distribution of the PREJEX needle-free injection product line to produce optimum results for the Company. Past positions in his career include, for example, Honeywell, MedX Health Canada or Nonin, all of which he was involved in product rollouts in Western Europe, taking their sales from zero to several million USD within a few months.

Maarten Stuut

Mr. Maarten Stuut, age 59, – Vice President & CFO – also a founder & director of PREJEX GmbH, is a serial entrepreneur and investor with 30 years of business experience in telecommunications and medical devices. Maarten will work with Frank Raymakers to manage all European manufacturing, Quality Systems, and regulatory activities. Maarten owns several small companies and manages sales and growth of these businesses in Europe and the Middle East. One of his last endeavors was Simpel, a Netherlands Telco company he founded and later sold at some 40+m USD – Simpel is valued at around 100m USD today. Maarten is responsible for coordinating all financing matters for our Company as well as financial controlling of the PREJEX product line – from procurement and production to global delivery. He will also work with Frank to scale deal flow and sales in the European, Middle East and African regions and expand into other markets of interest.

Alfred Kelly

Mr. Alfred Kelly, age 54, – Chief Operating Officer – is a strategic and results driven business developer with over 20 years of accomplishments growing revenue, advancing market position, strengthening product portfolio, streamlining supply chain and expanding customer base within diverse competitive markets. His extensive international and domestic background in senior management, sales and marketing in medical devices, network communications, industrial and commercial markets will allow him to manage all our North American operations. In his career Mr. Kelly held senior management and C-Level positions with multiple organizations, e.g. Honeywell-Envitec (Germany), Plexus (USA) or HealthSTATS (Singapore). On his most recent project in France he generated and then managed customer accounts and business volume in excess of 10m USD.

Eric P. Ditkowsky

Mr. Eric P. Ditkowsky, age 62, - Chief Sales Officer – is a highly experienced leader with over 20 years in the medical and life sciences technology sector. He has developed relationships with several Fortune 100 companies such as Dell Healthcare, WebMD, Best Buy, PSS World Medical, Honeywell HomMed as well as with the Accountable Care Association of America (ACCA) and the United States Department of Veteran Affairs (VA), Healthcare Finance Management Association (HFMA), Medical Group Management Association (MGMA), to name a few. As our Chief Sales Officer (Americas) he brings his wealth of experience and network to the Company and will help to quickly implement our market entry and substantial market expansion through a growing number of global distributors, pharmacies, physicians, and directly online.

Gim Hooi OOI

Gim Hooi Ooi, age 39, - Chief Marketing Officer – had earlier been serving as a Senior Relationship Manager of Alliance Bank Malaysia Berhad since 2013. From 2012 to 2013, he served as an Account Relationship Manager at Hong Leong Bank Berhad. From 2009 to 2012, he served as a Team Leader at UOB (M) Bank Berhad. Mr. Ooi brings his extensive experience in banking, financial services and compliance procedures to the Company.

Products

Originally, our products included ribbons, notebooks, plastic items and other printed goods of that kind, where we specialized mostly on ribbons printing. Since 2017 until late 2018 we stopped the printing business and focused on advising investors on the Asia real estate market, specifically in Cambodia. This is also how we decided in Q2/2019 to enter into discussions about production of medical devices in Cambodia.

On August 28, 2019 and July 12, 2020 we signed the Asset Assignment Agreement which stipulates the acquisition of certain brand and production rights from Prejex Holding GmbH in Germany, which allow us the production and distribution of certain needle free injection devices globally.

Market Overview

Other than applying our network in Cambodia in real estate and private infrastructure to identify potential production sites, our most recent inclusion of the medical devices space with the needle free injection technology has led us to put more focus on a US market roll-out for the ready produced devices.

According to Datamonitor Healthcare, 35% of global prescription sales for the top 50 pharmaceutical companies were attributed to injectable drugs, with sales growing at 43% from 2010 to 2018. The combination of the growing importance of injectable drugs, to the phobia caused by needles, the increase in self-administered or “at home” injections, and the rising cost associated with needle stick injuries, provides the dynamics for the accelerated growth of the needle-free or injection technology marketplace.

The global needle-free drug delivery devices market was valued at USD 10.9 billion by 2019, following a 2012-2019 compound annual growth rate (CAGR) of 14.6%.

In 2019, insulin delivery for diabetes was observed to be the leading application segment accounting for 31.0% of the total market already then. According to the World Health Organization (WHO), the total number of people diagnosed with diabetes was 177 million in 2000 and is expected to reach 300 million by 2025. Thus, the rise in prevalence of diabetes and increasing non-communicable diseases has been and is expected to continue to boost the growth of the needle-free drug delivery devices market globally.

North America was observed to be the largest market for needle-free drug delivery devices and accounted for 43.1% of the total market in 2019. The market is mainly driven by high public awareness about novel drug delivery systems, government initiatives for the introduction of needle free drug delivery devices in community vaccination programs and key players domiciled in this region. Asia Pacific was observed to be one of the fastest growing markets with the highest CAGR of 16.3% during the period from 2013 to 2019. The factors attributed to the growth of the market are opportunities available with a wide range of undiscovered applications and untapped countries with high potential in this geography.

About us

GSG Group Inc. (GSGG) is a shell company currently looking to leverage its managements´ excellent network globally to initiate business activities in highly profitable geographical and industrial areas. At this point our focus is on establishing the production of needle free injection devices in locations in Europe and Asia and the sale of such devices first in the North American markets, followed shortly by sales globally in 2021.

We are working on marketing our products through our long built networks to all relevant business partners, industry leaders and decision makers in our target markets locally. We intend to increase our online presences and to utilize alternative marketing tools in the future to further increase our exposure and recognition of our products and brand with our target clients.

We believe that our marketing campaign shall attract many clients and develop a strong reputation of quality, diligent and efficient service and product provider. Hopefully, our clients will continue to readily recommend us to others.

Employees

As of December 31, 2019, the Company only had 1 employee, i.e. our director.

Offices

The phone number is +31 (623)-407-058. The office is located at Haagwinde 20, 5262 KZ Vught, The Netherlands, which is provided by our director free of charge.

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

Holders of our Common Stock

As of December 31, 2019 and 2018 there were 10 and 12 registered stockholders holding 49,125,000 (2018: 30,300,000) shares in aggregate of our issued and outstanding common stock. As of the date of this document, there were 50 registered stockholders holding 30,125,000 shares in aggregate of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

There were no recent sales of unregistered securities. As of December 31, 2019, there were no outstanding stock options or warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended December 31, 2019 and December 31, 2018, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

We recorded no revenues for the year ended December 31, 2019 (year ended December 31, 2018: $0) and incurred no cost of goods sold for the year ended December 31, 2019 (year ended December 31, 2018: $0). Respectively, there was no gross profit or loss recorded for the year ended December 31, 2019 (from a gross profit of $0 for the year ended December 31, 2018).

The operating expenses comprised general and administrative expenses of $23,222 for the recent period (compared to $15,600 for the year ended December 31, 2018), an increase of 49%. This increase was mainly caused by an increase of professional fees from the transfer agent due to multiple transfer incidents.

The net loss for the year ended December 31, 2019 was $23,222 (year ended December 31, 2018: $15,600), an increase of 49%, caused by increased operating expenses, see above.

Our total assets at December 31, 2019 were $200 (December 31, 2018: $200) which was all cash (December 31, 2018: $200)

Our total current liabilities at December 31, 2019 were $71,884 which comprised accrued liabilities of $15,444 and payables to related parties of $56,440. The current liabilities at December 31, 2018 were $82,662 which mainly comprised accrued liabilities of $2,039 and other payables to related parties of $80,623. The decrease in payables to related parties is largely due to the debt conversion into new equity.

We currently anticipate our operating expenses (being legal and profession fees, IT cost and further website and software development and testing, marketing and advertising, and other expenses) over the next 12 months will be approximately $50,000.

On December 31, 2019 the Company had authorized 75,000,000 (December 31, 2018: 75,000,000) shares of common stock with a par value of $0.001 per share.

As of December 31, 2019, the Company had 49,125,000 (December 31, 2018: 30,300,000) shares of common stock issued and outstanding and there were no outstanding stock options or warrants.

For the year ended December 31, 2019 we reported a net loss of $23,222 and an accumulated deficit of $139,069. At December 31, 2019 we had cash on hand of $200. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Liquidity and Capital Resources

At December 31, 2019, we had $200 in cash and there were outstanding liabilities of $71,884 (cash of $200 and liabilities of $82,662 on December 31, 2018, respectively). There were $16,117 used by operations in 2019 ($85,792 net cash used through operating activities in 2018, respectively) and 16,117 provided through financing activities in 2019 (2018: $80,623). This resulted in no changes in net cash in 2019 (a decrease by $5,169 in 2018, respectively).

Our two major shareholders, Decimus Beheer B.V. and Medical Consult Europe B.V. have, through their directors, verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but have entered no legal obligation to do so.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of GSG Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GSG Group Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Chen Cao

JTC Fair Song CPA Firm

Shenzhen, China

November 25, 2020

GSG GROUP, INC.
BALANCE SHEETS

	December 31	December 31
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$200	$200
Deposits	-	-
TOTAL ASSETS	$200	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accrued expenses	$15,444	$2,039
Related party loan	56,440	80,623
Income tax payable	-	-

TOTAL LIABILITIES	71,884	82,662

STOCKHOLDERS' DEFICIT

Common stock: authorized 75,000,000; $0.001 par value; 49,125,000 and 30,300,000 shares issued and outstanding at December 31, 2019 and 2018	49,125	30,300
Additional Paid in Capital	18,261	3,086
Accumulated deficit	(139.069)	(115,848)

Total Stockholders' deficits	(71,684)	(82,462)
	$200	$200

The accompanying notes are an integral part of these financial statements

 GSG GROUP, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Revenue	$-	$-
Cost of Goods Sold
Purchases	-	-

Gross Profit (Loss)	-	-

Operating Expenses
General and administrative	(23,222)	(15,600)

Total Expenses	(23,222)	(15,600)
Net loss before income tax provision	(23,222)	(15,600)
Provision for income tax	-	-

Net loss for the period	$(23,222)	$(15,600)

Net earnings (loss) per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	30,867,329	30,300,000

The accompanying notes are an integral part of these financial statements

 GSG GROUP, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Deficit	Equity/(Deficit)

Balance, December 31, 2017	30,300,000	$30,300	$3,086	$(100,248)	$(66,862)

Net Loss				(15,600)	(15,600)

Balance, December 31, 2018	30,300,000	$30,300	$3,086	$(115,848)	$(82,462)

Net loss for the year	-	-	-	(23,222)	(23,222)

Debt converted to shares Nov 28, 2019	18,825,000	18,825	15,175		34,000

Balance, December 31, 2019	49,125,000	$49,125	$18,261	$(139,069)	$(71,683)

The accompanying notes are an integral part of these financial statements

GSG GROUP, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Operating activities:

Net loss	$(23,222)	$(15,600)
Depreciation expense	-	-
Inventory adjustments	-	-
Prepaid expenses	-	-
Deposits	-	149)
Accrued expenses	7,105	(70,341)

Net cash provided by operating activities	(16,117)	(85,792)

Cash flows from financing activities
Proceeds from sale of common stock	-	-
Proceeds from related party	16,117	85,991
Repayments to related party		(5,368)
Net cash provided by financing activities	16,117	80,623
Net increase in cash	-	(5,169)
Cash, beginning of period	$200	5,369
Cash, end of period	200	200

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of December 31, 2019 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “GSG,” “we,” “us,” “our” or the “Company” are to GSG Group Inc.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial statements of the Company for the years ended December 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the year ended December 31, 2019 with a net loss of $23,222. There is no guarantee that the Company will continue to generate revenues. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

The Company has had no revenue for the reporting year ended December 31, 2019.

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

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law enacted in 2018.

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

Note 3: Capital Stock

At December 31, 2019, we recorded $49,125 as equity and 18,261 paid in excess of par, represented in 49,125,000 shares issued and outstanding ($30,300 as equity and 3,086 paid in excess of par, represented in 30,300,000 shares issued and outstanding, in 2018 respectively).

On November 06, 2020, subsequent to the reporting period, 19,000,000 shares were cancelled, leaving 30,125,000 shares issued and outstanding ($30,125 as equity and $37,261 as paid in excess of par) as of the date of this document.

As of December 31, 2019 and 2018, the Company has authorized shares of common stock of 75,000,000 shares with a par value of $0.001 per share.

As of December 31, 2019 and 2018, there were no outstanding stock options or warrants.

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

The Company did have an income tax provision or benefit for the year ended December 31, 2018 and 2017. The Company has incurred losses and therefore has provided a full valuation against net deferred tax assets as December 31, 2019 and 2018.

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended	Year Ended
Deferred tax assets	12/31/2019	12/31/2018

Net operating losses	$(23,222)	$(15,600)

Deferred tax liability
Net deferred tax assets	$23,222	$15,600
Less: valuation allowance	$(23,222)	$(15,600)
Deferred tax asset - net valuation allowance	-	-

Note 5: Related Party Transactions

The director of the Company provided office space and services free of charge. During the year ended December 31, 2019 our then CEO, Mr. Gim Hooi OOI paid $0 against expenses paid on behalf of the Company and had, during that same period received $0 repaid from the Company. As of December 31, 2019, the Company owed $40,323 to Mr. OOI under a related party loan ($80,623 on December 31, 2018, respectively), which is non-interest bearing and due on demand.

Note 6: Subsequent Events

On July 13, 2020, the shareholders of the Company in a majority vote appointed Mr. Frank Raymakers as new director, President and CEO, Mr. Maarten Stuut as new director and CFO, Mr. Alfred Kelly as director and Chief Operating Officers and Mr. Eric P. Ditkowsky as new director and Chief Sales Officer. Mr. Gim Hooi OOI was appointed as the new Chief Marketing Officer.

On November 06, 2020, 19,000,000 shares of common stock were cancelled according to the Share Cancelation Agreement dating July 12, 2020.

There are no other subsequent events to report. However, despite the Asset Assignment Agreement having been executed on August 28, 2019 and amended on July 12, 2020 we have also not had any revenue generated from business between the end of the reporting period and the date of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer, Directors, and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2018 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer, Directors, and Chief Financial Officer ha d concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer, Directors, and Chief Financial Officer does not relate to reporting periods after December 31, 2018.

Management's Report on Internal Control Over Financial Reporting

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

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company's Chief Executive Officer, Directors, and Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019 under the criteria set forth in the in Internal

Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses did not exist.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company's internal controls, or other factors, that could significantly affect the Company's controls subsequent to the date of the evaluations performed by the executive officers of the Company. No deficiencies or material weaknesses were found that would require corrective action.

ITEM 9B. OTHER INFORMATION.

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth the name and position of each of our executive officers and directors as of the end of the reporting period.

NAME	AGE	POSITION

Gim Hooi OOI	39	Director, CEO & CFO

The following sets forth the name and position of each of our executive officers and directors as of the date of this document.

NAME	AGE	POSITION

Frank Raymakers	64	President & CEO

Maarten Stuut	59	Director & CFO

Alfred Kelly	54	Director & COO

Eric P. Ditkowsky	62	Director & CSO

Gim Hooi OOI	39	Director & CMO

ITEM 11. EXECUTIVE COMPENSATION.

The directors received no compensation during the reporting period and no compensation claims were accrued.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Xin Chen. 14, Unit 1 Building 1, Dongfenglu 9 Hao Yuan, Jintai District Shaanxi Province Baoji City 721000, CN	19,000,000 shares	38,67%

Common Stock	Decimus Beheer B.V. Haagwinde 20 5262 KZ Vught, The Netherlands	9,412,500 shares	19,19%

Common Stock	Medical Consult Europe B.V. Haagwinde 20 5262 KZ Vught, The Netherlands	9,412,500 shares	19,19%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 31, 2019, there were 49,125,000 shares of our common stock issued and outstanding.

On November 06, 2020, 19,000,000 shares of common stock of Mr. Xin Chen were cancelled according to the Share Cancelation Agreement dating July 12, 2020, leaving 30,125,000 shares issued and outstanding as at the date of this document.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The director of the Company provided office space and services free of charge. During the year ended December 31, 2019 our then CEO, Mr. Gim Hooi OOI paid $0 in expenses on behalf of the Company and received $0 repaid (Mr. OOI had, in total, paid $85,991 in expenses on behalf of the Company and received $5,368 repaid in 2018 respectively). As of December 31, 2019 and 2018, the Company owed 40,323 and $80,623 to Mr. OOI under a related party loan, which is non-interest bearing and due on demand.

Mr. Frank Raymakers, our current president & CEO is also the owner of Medical Consult Europe B.V., one of our major shareholders. Since the change of operating address on July 24, 2020, Mr. Frank Raymakers provides office space at the Haagwinde 20 offices free of charge.

Mr. Maarten Stuut, currently one of our directors & CFO is also the owner of Decimus Beheer B.V., on of our major shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2019，the total audit fees billed was $10,000, for audit-related services was $0, for tax services was $0 and for all other services was $0.

During the year ended December 31, 2018, the total audit fees billed was $10,000, for audit-related services was $0, for tax services was $0 and for all other services was $0.

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

Emerald Data Inc. Registrant

Date: December 1, 2020	By:	/s/ Frank Raymakers
Frank Raymakers
(Chief Executive Officer)

Emerald Data Inc. Registrant

Date: December 1, 2020	By:	/s/ Maarten Stuut
Maarten Stuut
(Chief Financial Officer)

