Form 10-Q
period 2020-03-31
GSG GROUP INC.
filed 2020-12-01
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Haagwinde 20, 5262 KZ Vught, The Netherlands

Tel: +31 (623)-407-058

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,125,000 common shares issued and outstanding as of November 25, 2020.

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

GSG GROUP INC.

BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$200	$200
Inventory	-	-
Prepaid expenses	-	-
Total Current Assets	-	-

Property and equipment, net	-	-
Total Assets	$200	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Current Liabilities
Accrued expenses and other payables	$15,444	$15,444
Due to related parties	61,347	56,440
Total Current Liabilities	76,790	71,884

Total Liabilities	76,790	71,884

Stockholders’ Equity/(Deficit)
Common stock - par value $0.001; 75,000,000 shares authorized, 49,125,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	49,125	49,125
Additional paid-in capital	18,261	18,261
Accumulated deficit	(143,976)	(139,069)
Total Stockholders’ Equity/(Deficit)	(76,590)	(71,684)

Total Liabilities and Stockholders’ Equity/(Deficit)	$200	$200

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended March 31,
	2020	2019

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative expenses	(4,907)	(594)
Total operating expenses	(4,907)	(594)

Loss before provision for income taxes	(4,907)	(594)
Provision for income taxes	-	-
Net loss	$(4,907)	$(594)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	49,125,000	30,300,000

Remark: Professional fee for financial review of this 10Q report of USD1,000 has been absorbed by a related company.

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31, 2020	3 Months Ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,907)	$(594)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-

Changes in operating assets and liabilities:
Inventory	-	-
Prepaid expenses & deposits	-	0
Accrued expenses and other payables	4,907	594
Accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-
Proceeds from related parties	-	-
Repayments to related parties	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	200	200

Cash, end of period	$200	$200

NON-CASH TRANSACTIONS:
Expenses paid by related party	$-	$-
Forgiveness of net liabilities by former shareholder	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

					Total
	Common Stock		Additional		Shareholders’
	Number of Shares	Par Value	Paid in Capital	Accumulated Deficit	Equity/ (Deficit)

Balance, December 31, 2018	30,300,000	$30,300	$3,086	$(115,848)	$(82,462)

Net loss for the year	-	-	-		(23,222)

Debt converted to shares Nov 28, 2019	18,825,000	18,825	15,175		34,000

Balance, December 31, 2019	49,125,000	$49,125	$18,261	$(139,069)	$(71,683)

Net loss for the Three Month ended March 31, 2020					(4,907)

Balance, March 31, 2020	49,125,000	$49,125	$18,261	$(143,976)	$(76,590)

The accompanying notes are an integral part of these financial statements

GSG GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GSG Group Inc. (“the Company”, “we”, “us” or “our”) has been incorporated as Wike Corp. in the State of Nevada on November 11, 2014. Initially we were a development-stage company in the ornamental ribbons printing business. On April 6, 2017, we changed the business to consulting services for investors into the Asian real estate market and other growth industries. On September 15, 2017, the name change to GSG Group Inc. was approved by the Financial Industry Regulatory Authority (“FINRA”) and the Company began discussions to add Medical Devices production and trading to its business portfolio. Since July 24th, 2020 the Company has its office at Haagwinde 20, 5262 KZ Vught, The Netherlands.

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

On July 12, 2020, Mr. Xin Chen entered into a Share Cancelation Agreement with the Company, agreeing with the Company that 19,000,000 of his shares of Company´s common stock be cancelled. On July 28, 2020 the board of directors of the Company adopted a board resolution to cancel said number of shares and on August 8, 2020 signed an instruction to the Company´s transfer agent to cancel the shares accordingly. On November 06, 2020 the shares were cancelled.

On July 13, 2020, the shareholders of the Company in a majority vote appointed Mr. Frank Raymakers as new director, President and CEO, Mr. Maarten Stuut as new director and CFO, Mr. Alfred Kelly as director and Chief Operating Officers and Mr. Eric P. Ditkowsky as new director and Chief Sales Officer. Mr. Gim Hooi OOI was appointed as the new Chief Marketing Officer.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenue for the Three months ended March 31, 2020 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the Three months ended March 31, 2020, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

NOTE 4 – Related Party Transactions

During the Three months ended March 31, 2020, the Company borrowed cash of $0 from its directors for operating purpose and repaid in the amount of $0. During the Three months ended March 31, 2019, the Company had borrowed cash of $0 from its directors for operating purposes and had repaid in the amount of $0. During the Three months ended March 31, 2019, the directors paid operating expenses of $5,368 on behalf of the Company and Company had repaid in the amount of $5,368. The borrowings from and expenses paid by directors are unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

None

NOTE 6 – SUBSEQUENT EVENTS

On July 12, 2020, Mr Xin Chen entered into a Share Cancelation Agreement with the Company, agreeing with the Company that 19,000,000 of his shares of Company´s common stock be cancelled. On July 28, 2020 the board of directors of the Company adopted a board resolution to cancel said number of shares and on August 8, 2020 signed an instruction to the Company´s transfer agent to cancel the shares accordingly. On November 06, 2020, the shares were cancelled. As of the date of this document there are 30,125,000 shares issued and outstanding.

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

General

GSG Group Inc. was incorporated in the State of Nevada on November 11, 2014 with a fiscal year end of December 31. We were formed to commence operations in ornamental ribbons production, such as printing on ribbons, but, effective April 6, 2017, management decided to cease the existing business of printing ornamental ribbons and to explore new business to generate sufficient cash flow and profits to the Company. Today, the Company is looking to advise foreign parties on real estate and industrial investments in Cambodia and is also looking to build cash flows in the medical devices area.

The Company has its office at Haagwinde 20, 5262 KZ Vught, The Netherlands. The office is provided to us free of cost by our CEO, Mr Frank Raymakers since August 01, 2020.

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

On August 28, 2019 we signed an Asset Assignment Agreement in order to acquire certain brand and production rights from Prejex GmbH in Germany, which allow us to produce and distribute certain needle free injection devices globally.

Target market

Other than applying our network in Cambodia in real estate and private infrastructure to identify potential production sites, our most recent inclusion of the medical devices space with the needle free injection technology has led us to put more focus on a US market roll-out for the ready produced devices.

Industry analysis

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

Competition

The level of competition in our target line of business is still lower than in other further developed areas in the medical devices industry and we rely on our targeted performance benchmarks in result driven, professionally produced, managed and sold products that we can offer at a competitive price level due to our still lean structure and organization.

Insurance

We do not maintain any insurance at the moment, but have negotiated the necessary product coverage ready to be available immediately once required. We will decide on a case by case basis if professional indemnity cover would also be advisable. If we were made a party of a products liability action and, in the case would not have arranged for insurance cover, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a development stage company and currently have no employees, other than our officers and directors.

Offices

The phone number is +31 (623)-407-058. The office is located at Haagwinde 20, 5262 KZ Vught, The Netherlands.

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

Comparison of the Three months ended March 31, 2020 and March 31, 2019

Revenues

For the Three months ended March 31, 2020 we have generated revenues of $0 and revenues were $0 for the Three months ended March 31, 2019.

Operating Expenses

The operating expenses were $4,907 and $594 for the three months ended March 31, 2020 and March 31, 2019, respectively. The increase in operating expenses is mainly due to additional professional fees associated with certain corporate action.

Professional fees for financial review of this 10Q Report of USD1,000 has been absorbed by a related company.

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

As at March 31, 2020, we had assets for the amount of $200, of which the cash balance was $200. As of December 31, 2019, our total assets were $200 which included cash of $200.

As at March 31, 2020 and December 31, 2019, our current liabilities were $76,790 and $71,884, respectively. The stockholders’ deficit was $76,590 as of March 31, 2020 and $71,684 as of December 31, 2019.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $0 for the Three months ended March 31, 2020 and -$0 for the same period in 2019.

CASH FLOWS FROM INVESTING ACTIVITIES

For the Three months ended March 31, 2020 and 2019, we did not have any cash flows used in or provided by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the Three months ended March 31, 2020 net cash flows provided by financing activities was $0. The net cash flows provided by financing activities were $0 for the Three months ended March 31, 2019. During the Three months ended March 31, 2020, the Company borrowed cash of $0 from related parties. The Company borrowed cash of $5,368 during the Three months ended March 31, 2019. The Company repaid cash of $0 to related parties in the Three months ended March 31, 2020 and $5,368 during the Three months ended March 31, 2019.

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

Plan of operation

We have completed the R&D stage and produced a first batch of needle free injections units “N-Ject” at this point. We are now working on making arrangements to initiate production of first mass produced batch of injection devices. At the same time our management are preparing the US market admission and sales.

Other than the ready production facilities from providers in Germany, management are currently looking for Asia production partnerships, in our target business areas in Cambodia but also in India and China.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSG Group Inc.

Date: December 1, 2020	By:	/s/ Frank Raymakers
Frank Raymakers
President and CEO

Date: December 1, 2020	By:	/s/ Maarten Stuut
Maarten Stuut
Director and CFO

