Form 10-Q
period 2020-09-30
GSG GROUP INC.
filed 2020-12-03
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

GSG GROUP INC.

BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$200	$200
Inventory	-	-
Prepaid expenses	-	-
Total Current Assets	-	-

Property and equipment, net	-	-
Total Assets	$200	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Current Liabilities
Accrued expenses and other payables	$13,384	$15,444
Due to related parties	64,606	56,440
Total Current Liabilities	77,990	71,884

Total Liabilities	77,990	71,884

Stockholders’ Equity/(Deficit)
Common stock - par value $0.001; 75,000,000 shares authorized, 49,125,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	49,125	49,125
Additional paid-in capital	18,261	18,261
Accumulated deficit	(145,176)	(139,069)
Total Stockholders’ Equity/(Deficit)	(77,790)	(71,684)

Total Liabilities and Stockholders’ Equity/(Deficit)	$200	$200

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended September 30,		For the 9 Months Ended September 30,
	2020	2019	2020	2019

Revenues	$-	$-	-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	594	594	6,107	2,436
Total operating expenses	594	594	6,107	2,436

Loss before provision for income taxes	(594)	(594)	(6,107)	(2,436)
Provision for income taxes	-	-	-	-
Net loss	$(594)	$(594)	$(6,107)	$(2,436)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	49,125,000	30,300,000	49,125,000	30,300,000

Remark: Professional fee for financial review of this 10Q report of $1,000 has been absorbed by a related company.

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended September 30, 2020	9 Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,107)	$(2,436)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-

Changes in operating assets and liabilities:
Inventory	-	-
Prepaid expenses & deposits	-	0
Accrued expenses and other payables	(2,060)	2,436
Accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,167)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-
Proceeds from related parties	8,167	(5,368)
Repayments to related parties	-	5,368
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,167	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	200	200

Cash, end of period	$200	$200

NON-CASH TRANSACTIONS:
Expenses paid by related party	$-	$-
Forgiveness of net liabilities by former shareholder	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

(Unaudited)

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Deficit	Equity/(Deficit)

Balance, December 31, 2018	30,300,000	$30,300	$3,086	$(115,848)	$(82,462)

Net loss for the year	-	-	-		(23,222)

Debt converted to shares Nov 28, 2019	18,825,000	18,825	15,175		34,000

Balance, December 31, 2019	49,125,000	$49,125	$18,261	$(139,069)	$(71,683)

Net loss for the Nine Month ended September 30, 2020					(6,107)

Balance, September 30, 2020	49,125,000	$49,125	$18,261	$(145,176)	$(77,790)

The accompanying notes are an integral part of these financial statements

GSG GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2020

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenue for the Nine months ended September 30, 2020 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the Nine months ended September 30, 2020, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

NOTE 4 – Related Party Transactions

During the Nine months ended September 30, 2020, the Company borrowed cash of $8,167 from two major shareholders for operating purposes and repaid in the amount of $0. During the Nine months ended September 30, 2019, the Company had borrowed cash of $5,368 from its directors for operating purposes and had repaid in the amount of $5,368. During the Nine months ended September 30, 2020, the directors paid operating expenses of $0 on behalf of the Company and Company repaid in the amount of $0. The borrowings from and expenses paid by directors and the two shareholders are unsecured, non-interest bearing and due on demand.

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

Comparison of the Nine months ended September 30, 2020 and September 30, 2019

Revenues

For the Nine months ended September 30, 2020 we have generated revenues of $0 and revenues were $0 for the Nine months ended September 30, 2019.

Operating Expenses

The operating expenses were $6,107 and $2,436 for the Nine months ended September 30, 2020 and September 30, 2019, respectively. The increase in operating expenses is mainly due to additional professional fees associated with certain corporate action.

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

As at September 30, 2020, we had assets for the amount of $200, of which the cash balance was $200. As of December 31, 2019, our total assets were $200 which included cash of $200.

As at September 30, 2020 and December 31, 2019, our current liabilities were $77,396 and $71,884, respectively. The stockholders’ deficit was $77,790 as of September 30, 2020 and $71,684 as of December 31, 2019.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $8,167 for the Nine months ended September 30, 2020 and $0 for the same period in 2019.

CASH FLOWS FROM INVESTING ACTIVITIES

For the Nine months ended September 30, 2020 and 2019, we did not have any cash flows used in or provided by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the Nine months ended September 30, 2020 net cash flows provided by financing activities was $8,167. The net cash flows provided by financing activities were $0 for the Nine months ended September 30, 2019. During the Nine months ended September 30, 2020, the Company borrowed cash of $8,167 from related parties. The Company borrowed cash of $5,368 during the Nine months ended September 30, 2019. The Company repaid cash of $0 to related parties in the Nine months ended September 30, 2020 and $5,368 during the Nine months ended September 30, 2019.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recent Nine-month period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

