Form 10-K
period 2020-12-31
GSG GROUP INC.
filed 2021-04-15
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of December 31, 2020, the registrant had 30,125,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

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

On April 11, 2021, Mr. Raymakers suddenly passed away and per extraordinary shareholder resolution dating April 14, 2021, our CFO Mr. Maarten Stuut, temporarily assumed the late Mr. Raymaker´s function as CEO.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our executive officers and directors as at the end of the reporting period:

NAME	AGE	POSITION

Maarten Stuut	60	Director & CFO & temporary CEO
Alfred Kelly	55	Director & COO
Eric P. Ditkowsky	62	Director & CSO
Gim Hooi OOI	40	Director & CMO

Maarten Stuut

Mr. Maarten Stuut, age 60, – Vice President & CFO – also a founder & director of PREJEX GmbH, is a serial entrepreneur and investor with 30 years of business experience in telecommunications and medical devices. Maarten will work with Frank Raymakers to manage all European manufacturing, Quality Systems, and regulatory activities. Maarten owns several small companies and manages sales and growth of these businesses in Europe and the Middle East. One of his last endeavors was Simpel, a Netherlands Telco company he founded and later sold at some 40+m USD – Simpel is valued at around 100m USD today. Maarten is responsible for coordinating all financing matters for our Company as well as financial controlling of the PREJEX product line – from procurement and production to global delivery. He will also work with Frank to scale deal flow and sales in the European, Middle East and African regions and expand into other markets of interest. Mr. Stuut has temporarily also assumed the function of CEO on April 14, 2021 in response to the sudden passing of his predecessor, Mr. Frank Raymakers.

Alfred Kelly

Mr. Alfred Kelly, age 55, – Chief Operating Officer – is a strategic and results driven business developer with over 20 years of accomplishments growing revenue, advancing market position, strengthening product portfolio, streamlining supply chain and expanding customer base within diverse competitive markets. His extensive international and domestic background in senior management, sales and marketing in medical devices, network communications, industrial and commercial markets will allow him to manage all our North American operations. In his career Mr. Kelly held senior management and C-Level positions with multiple organizations, e.g. Honeywell-Envitec (Germany), Plexus (USA) or HealthSTATS (Singapore). On his most recent project in France he generated and then managed customer accounts and business volume in excess of 10m USD.

Eric P. Ditkowsky

Mr. Eric P. Ditkowsky, age 63, - Chief Sales Officer – is a highly experienced leader with over 20 years in the medical and life sciences technology sector. He has developed relationships with several Fortune 100 companies such as Dell Healthcare, WebMD, Best Buy, PSS World Medical, Honeywell HomMed as well as with the Accountable Care Association of America (ACCA) and the United States Department of Veteran Affairs (VA), Healthcare Finance Management Association (HFMA), Medical Group Management Association (MGMA), to name a few. As our Chief Sales Officer (Americas) he brings his wealth of experience and network to the Company and will help to quickly implement our market entry and substantial market expansion through a growing number of global distributors, pharmacies, physicians, and directly online.

Gim Hooi OOI

Gim Hooi Ooi, age 40, - Chief Marketing Officer – had earlier been serving as a Senior Relationship Manager of Alliance Bank Malaysia Berhad since 2013. From 2012 to 2013, he served as an Account Relationship Manager at Hong Leong Bank Berhad. From 2009 to 2012, he served as a Team Leader at UOB (M) Bank Berhad. Mr. Ooi brings his extensive experience in banking, financial services and compliance procedures to the Company.

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

About us

GSG Group Inc. (GSGG) is a shell company currently looking to leverage its managements´ excellent network globally to initiate business activities in highly profitable geographical and industrial areas. At this point our focus is on establishing the production of needle free injection devices in locations in Europe and Asia and the sale of such devices first in the North American markets, to be followed shortly by sales globally thereafter.

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

Employees

As of December 31, 2020, the Company only had 1 employee, i.e. our director and president.

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

Holders of our Common Stock

As of December 31, 2020 and 2019 there were 12 and 50 registered stockholders holding 30,125,000 (2019: 49,125,000) shares in aggregate of our issued and outstanding common stock. As of the date of this document, there were 50 registered stockholders holding 30,125,000 shares in aggregate of our issued and outstanding common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended December 31, 2020 and December 31, 2019, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

We recorded no revenues for the year ended December 31, 2020 (year ended December 31, 2019: $0) and incurred no cost of goods sold for the year ended December 31, 2020 (year ended December 31, 2019: $0). Respectively, there was no gross profit or loss recorded for the year ended December 31, 2020 (from a gross profit of $0 for the year ended December 31, 2019).

The operating expenses comprised general and administrative expenses of $14,966 for the recent period (compared to $23,222 for the year ended December 31, 2019), a decrease of 35%. This decrease was mainly caused by a decrease of professional fees from the transfer agent due to only a limited number of billable transfer incidents.

The net loss for the year ended December 31, 2020 was $14,966 (year ended December 31, 2019: $23,222), a decrease of 35%, caused by decreased operating expenses, see above.

Our total assets at December 31, 2020 were $200 (December 31, 2019: $200) which was all cash (December 31, 2019: $200)

Our total current liabilities at December 31, 2020 were $86,849 which comprised accrued liabilities of $10,244 and payables to related parties of $76,605. The current liabilities at December 31, 2019 were $71,884 which mainly comprised accrued liabilities of $15,444 and other payables to related parties of $56,440. The increase in payables to related parties is largely due to the cost coverage on expenses and other payables.

We currently anticipate our operating expenses (being legal and profession fees, IT cost and further website and software development and testing, marketing and advertising, and other expenses) over the next 12 months will be approximately $50,000.

On December 31, 2020 the Company had authorized 75,000,000 (December 31, 2019: 75,000,000) shares of common stock with a par value of $0.001 per share.

As of December 31, 2020, the Company had 30,125,000 (December 31, 2019: 49,125,000) shares of common stock issued and outstanding and there were no outstanding stock options or warrants.

For the year ended December 31, 2020 we reported a net loss of $14,966 and an accumulated deficit of $154,035. At December 31, 2020 we had cash on hand of $200. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Liquidity and Capital Resources

At December 31, 2020, we had $200 in cash and there were outstanding liabilities of $86,849 (cash of $200 and liabilities of $71,884 on December 31, 2019, respectively). There was $20,166 used by operations in 2020 ($16,117 net cash used through operating activities in 2019, respectively) and $20, 166 provided through financing activities in 2020 (2019: $16,117). This resulted in no changes in net cash in 2020 (no changes in 2019, respectively).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of GSG Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GSG Group Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ JTC Fair Song CPA Firm

JTC Fair Song CPA Firm

Shenzhen, China

April 14, 2021

GSG GROUP, INC.
BALANCE SHEETS

	December 31	December 31
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$200	$200
Deposits	-	-
TOTAL ASSETS	$200	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accrued expenses	$10,244	$15,444
Related party loan	76,605	56,440
Income tax payable	-	-

TOTAL LIABILITIES	86,849	71,884

STOCKHOLDERS' DEFICIT

Common stock: authorized 75,000,000; $0.001 par value; 30,125,000 shares issued and outstanding at December 31, 2020 and 49,125,000 on December 31, 2019	30,125	49,125
Additional Paid in Capital	18,261	18,261
Accumulated deficit	(135,035)	(139,069)

Total Stockholders' deficits	(86,649)	(71,684)
	$200	$200

The accompanying notes are an integral part of these financial statements

GSG GROUP, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Revenue	$-	$-
Cost of Goods Sold
Purchases	-	-

Gross Profit (Loss)	-	-

Operating Expenses
General and administrative	(14,966)	(23,222)

Total Expenses	(14,966)	(23,222)
Net loss before income tax provision	(14,966)	(23,222)
Provision for income tax	-	-

Net loss for the period	$(14,966)	$(23,222)

Net earnings (loss) per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	30,125,000	30,867,329

The accompanying notes are an integral part of these financial statements

GSG GROUP, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Deficit	Equity/(Deficit)

Balance, December 31, 2018	30,300,000	$30,300	$3,086	$(115,848)	$(82,462)

Net loss for the year	-	-	-	(23,222)	(23,222)

Debt converted to shares Nov 28, 2019	18,825,000	18,825	15,175		34,000)

Balance, December 31, 2019	49,125,000	$49,125	$18,261	$(139,069)	$(71,683

Net loss for the year	-	-	-	(14,966)	(14,966)

19m shares cancelled on Nov 6, 2020	(19,000,000)	$(19,000)	$-	$19,000	$-

Balance, December 31, 2020	30,125,000	$30,125	$18,261	$(135,035)	$(86,649)

The accompanying notes are an integral part of these financial statements

GSG GROUP, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Operating activities:

Net loss	$(14,966)	$(23,222)
Depreciation expense	-	-
Inventory adjustments	-	-
Prepaid expenses	-	-
Deposits	-	-
Accrued expenses	(5,200)	7,105

Net cash provided by operating activities	(20,166)	(16,117)

Cash flows from financing activities
Proceeds from sale of common stock	-	-
Proceeds from related party	20,165	16,117
Repayments to related party
Net cash provided by financing activities	20,165	16,117
Net increase in cash	-	-
Cash, beginning of period	$200	200
Cash, end of period	200	200

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of December 31, 2020 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “GSG,” “we,” “us,” “our” or the “Company” are to GSG Group Inc.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial statements of the Company for the years ended December 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the year ended December 31, 2020 with a net loss of $14,966. There is no guarantee that the Company will begin to generate revenues. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020.

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

The Company has had no revenue for the reporting year ended December 31, 2020.

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

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to tax law enacted in 2018.

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

Note 3: Capital Stock

At December 31, 2020, we recorded $30,125 as equity and $18,261 paid in excess of par, represented in 30,125,000 shares issued and outstanding ($49,125 as equity and 18,261 paid in excess of par, represented in 49,125,000 shares issued and outstanding, in 2019 respectively).

As of December 31, 2020 and 2019, the Company had authorized shares of common stock of 75,000,000 shares with a par value of $0.001 per share.

As of December 31, 2020 and 2019, there were no outstanding stock options or warrants.

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

The Company did have an income tax provision or benefit for the year ended December 31, 2020 and 2019. The Company has incurred losses and therefore has provided a full valuation against net deferred tax assets as December 31, 2020 and 2019.

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended	Year Ended
Deferred tax assets	12/31/2020	12/31/2019

Net operating losses	$(14,966)	$(23,222)

Deferred tax liability
Net deferred tax assets	$14,966	$23,222
Less: valuation allowance	$(14,966)	$(23,222)
Deferred tax asset - net valuation allowance	-	-

Note 5: Related Party Transactions

The director of the Company provided office space and services free of charge. During the year ended December 31, 2020 our CEO, Mr. Frank Raymakers paid $0 against expenses on behalf of the Company and had, during that same period received $0 repaid from the Company. As of December 31, 2020, the Company owed $40,323 to Mr. OOI under a related party loan ($40,323 on December 31, 2019, respectively), which is non-interest bearing, unsecured and due on demand.

Note 6: Subsequent Events

On April 11, 2021, Mr. Raymakers suddenly passed away and per extraordinary shareholder resolution dating April 14, 2021, our CFO Mr. Maarten Stuut, temporarily assumed the late Mr. Raymaker´s function as CEO..

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer, Directors, and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2020 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer, Directors, and Chief Financial Officer ha d concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer, Directors, and Chief Financial Officer does not relate to reporting periods after December 31, 2020.

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

Management, under the supervision of the Company's Chief Executive Officer, Directors, and Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020 under the criteria set forth in the in Internal

Control—Integrated Framework.

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

ITEM 9B. OTHER INFORMATION.

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth the name and position of each of our executive officers and directors as of the end of the reporting period.

NAME	AGE	POSITION

Maarten Stuut	60	Director & CFO

Alfred Kelly	55	Director & COO

Eric P. Ditkowsky	63	Director & CSO

Gim Hooi OOI	40	Director & CMO

ITEM 11. EXECUTIVE COMPENSATION.

The directors received no compensation during the reporting period and no compensation claims were accrued.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Decimus Beheer B.V. Haagwinde 20 5262 KZ Vught, The Netherlands	8,523,625 shares	28,29%

Common Stock	Medical Consult Europe B.V. Haagwinde 20 5262 KZ Vught, The Netherlands	9,185,473 shares	30,49%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 31, 2020, there were 30,125,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The CEO of the Company provided office space and services free of charge. During the year ended December 31, 2020 our CEO, Mr. Frank Raymakers paid $0 in expenses on behalf of the Company and received $0 repaid (Mr. Raymakers had, in total, paid $0 in expenses on behalf of the Company and received $0 repaid in 2019 respectively). As of December 31, 2020 and 2019, the Company owed $40,323 and $40,323 to Mr. OOI, our former CEO under a related party loan, which is non-interest bearing, unsecured and due on demand.

Mr. Frank Raymakers, our former President & CEO was also the owner of Medical Consult Europe B.V., one of our major shareholders. Since the change of operating address on July 24, 2020, Mr. Frank Raymakers provides office space at the Haagwinde 20 offices free of charge. His successors and heirs have confirmed to continue providing office space until futher notice.

Mr. Maarten Stuut, currently one of our directors & CFO/ temporary CEO is also the owner of Decimus Beheer B.V., one of our major shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2020，the total audit fees billed was $10,000, for audit-related services was $0, for tax services was $0 and for all other services was $0.

During the year ended December 31, 2019, the total audit fees billed was $10,000, for audit-related services was $0, for tax services was $0 and for all other services was $0.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

_________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSG Group Inc. Registrant

Date: April 15, 2021	By:	/s/ Maarten Stuut
Maarten Stuut
(Chief Executive Officer)

GSG Group Inc. Registrant

Date: April 15, 2021	By:	/s/ Maarten Stuut
Maarten Stuut
(Chief Financial Officer)

