Form 10-Q
period 2021-03-31
GSG GROUP INC.
filed 2021-06-11
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,125,000 common shares issued and outstanding as of June 10, 2021.

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

GSG GROUP INC.

BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$200	$200
Inventory	-	-
Prepaid expenses	-	-
Total Current Assets	200	200

Property and equipment, net	-	-
Total Assets	$200	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Current Liabilities
Accrued expenses and other payables	$10,838	$10,244
Due to related parties	76,605	76,605
Total Current Liabilities	87,443	86,849

Total Liabilities	87,443	86,849

Stockholders’ Equity/(Deficit)
Common stock - par value $0.001; 75,000,000 shares authorized, 30,125,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	30,125	30,125
Additional paid-in capital	18,261	18,261
Accumulated deficit	(135,629)	(135,035	) )
Total Stockholders’ Equity/(Deficit)	(87,243)	(86,649)

Total Liabilities and Stockholders’ Equity/(Deficit)	$200	$200

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended March 31,
	2021	2020

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative expenses	(594)	(4,907)
Total operating expenses	(594)	(4,907)

Loss before provision for income taxes	(594)	(4,907)
Provision for income taxes	-	-
Net loss	$(594)	$(4,907)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	30,125,000	49,125,000

Remark: Professional fee for financial review of this 10Q report of USD2,000 has been absorbed by a related company.

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31, 2021	3 Months Ended March 31, 2020

Net loss for the period	$(594)	$(4,907)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-

Changes in operating assets and liabilities:
Inventory	-	-
Prepaid expenses & deposits	-	-
Accrued expenses and other payables	594	4,907
Accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-
Proceeds from related parties	-	-
Repayments to related parties	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	200	200

Cash, end of period	$200	$200

NON-CASH TRANSACTIONS:
Expenses paid by related party	$-	$-
Forgiveness of net liabilities by former shareholder	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional		Total
	Number of		Paid in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Equity/(Deficit)

Balance, December 31, 2019	49,125,000	$49,125	$18,261	$(139,069)	$(71,683)

Net loss for the year				(14,966)	(14,966)

19m shares cancelled on Nov 06, 2020	(19,000,000)	$(19,000)	$-	$19,000

Balance, December 31, 2020	30,125,000	$30,125	$18,261	$(135,035)	$(86,649)

Net loss for the Three Month ended March 31, 2021				(594)	(594)

Balance, March 31, 2021	30,125,000	$30,125	$18,261	$(135,629)	$(87,243)

The accompanying notes are an integral part of these financial statements

GSG GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2021

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GSG Group Inc. (“the Company”, “we”, “us” or “our”) has been incorporated as Wike Corp. in the State of Nevada on November 11, 2014. Initially we were a development-stage company in the ornamental ribbons printing business. On April 6, 2017, we changed the business to consulting services for investors into the Asian real estate market and other growth industries. On September 15, 2017, the name change to GSG Group Inc. was approved by the Financial Industry Regulatory Authority (“FINRA”). In 2019 the Company began discussions to add Medical Devices production and trading to its business portfolio. Since July 24th, 2020 the Company has its office at Haagwinde 20, 5262 KZ Vught, The Netherlands.

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

On April 11, 2021, Mr. Raymakers suddenly passed away and per extraordinary shareholder resolution dated April 14, 2021, our CFO Mr. Maarten Stuut, assumed the late Mr. Raymaker´s function as CEO.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenue for the Three months ended March 31, 2021 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the Three months ended March 31, 2021, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

NOTE 4 – Related Party Transactions

During the Three months ended March 31, 2021, the Company borrowed cash of $0 from its directors for operating purpose and repaid in the amount of $0. During the Three months ended March 31, 2020, the Company had borrowed cash of $0 from its directors for operating purposes and had repaid in the amount of $0. During the Three months ended March 31, 2020, the directors paid operating expenses of $5,368 on behalf of the Company and Company had repaid in the amount of $5,368. The borrowings from and expenses paid by directors are unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

None

NOTE 6 – SUBSEQUENT EVENTS

On April 11, 2021, Mr. Raymakers suddenly passed away and per extraordinary shareholder resolution dated April 14, 2021, our CFO Mr. Maarten Stuut, assumed the late Mr. Raymaker´s function as CEO.

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

The Company has its office at Haagwinde 20, 5262 KZ Vught, The Netherlands. The office was provided to us free of cost by our then CEO, Mr Frank Raymakers since August 01, 2020. Mr Raymakers´ heirs continue to provide the office free of charge until further notice.

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

On August 28, 2019 we signed an Asset Assignment Agreement in order to acquire certain brand and production rights from Prejex GmbH in Germany, which allow us to produce and distribute certain needle free injection devices globally. The management continue working towards producing the first tranche of Prejex needle free injectors.

Target market

At this point our main focus is on producing and rolling out the needle free injection technology in the US market.

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

Marketing

We have made the initially needed contacts to market our product mostly on a mouth to mouth basis, which is possible due to our long built network to all relevant business owners, industry leaders and decision makers internationally and locally. We intend to increase our online presences and to utilize alternative marketing tools in the future to further increase our exposure and recognition with our target clients.

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

Comparison of the Three months ended March 31, 2021 and March 31, 2020

Revenues

For the Three months ended March 31, 2021 we have generated revenues of $0 and revenues were $0 for the Three months ended March 31, 2020.

Operating Expenses

The operating expenses were $594 and $4,907 for the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease in operating expenses is mainly due to less occurrence of professional fees associated with certain corporate action.

Professional fees for financial review of this 10Q Report of USD2,000 has been absorbed by a related company.

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

As at March 31, 2021, we had assets for the amount of $200, of which the cash balance was $200. As of December 31, 2020, our total assets were $200 which included cash of $200.

As at March 31, 2021 and December 31, 2020, our current liabilities were $87,443 and $86,849, respectively. The stockholders’ deficit was $87,243 as of March 31, 2021 and $86,649 as of December 31, 2020.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $0 for the Three months ended March 31, 2021 and $0 for the same period in 2020.

CASH FLOWS FROM INVESTING ACTIVITIES

For the Three months ended March 31, 2021 and 2020, we did not have any cash flows used in or provided by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the Three months ended March 31, 2021 net cash flows provided by financing activities was $0. The net cash flows provided by financing activities were $0 for the Three months ended March 31, 2020. During the Three months ended March 31, 2021, the Company borrowed cash of $0 from related parties. The Company borrowed cash of $0 during the Three months ended March 31, 2020. The Company repaid cash of $0 to related parties in the Three months ended March 31, 2021 and $0 during the Three months ended March 31, 2020.

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

Plan of operation

We have completed the R&D stage and produced a first batch of needle free injections units “N-Ject” at this point for trial purposes. We are now working on making arrangements to initiate production of our first mass produced batch of injection devices. At the same time our management are preparing the US market admission and sales.

Other than the ready production facilities from providers in Germany, management have had discussions for partnerships to launch a production line in Asia, specifically India.

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

GSG Group Inc.

Date: June 10, 2021	By:	/s/ Maarten Stuut
Maarten Stuut
President and CEO

Date: June 10, 2021	By:	/s/ Maarten Stuut
Maarten Stuut
Director and CFO

