Form 10-Q
period 2021-09-30
GSG GROUP INC.
filed 2021-11-23
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,125,000 common shares issued and outstanding as of November 23, 2021.

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

GSG GROUP INC.

BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$200	$200
Inventory	-	-
Prepaid expenses	-	-
Total Current Assets	-	-

Property and equipment, net	-	-
Total Assets	$200	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Current Liabilities
Accrued expenses and other payables	$12,026	$10,244
Due to related parties	76,605	76,605
Total Current Liabilities	88,631	86,849

Total Liabilities	88,631	86,849

Stockholders’ Equity/(Deficit)
Common stock - par value $0.001; 75,000,000 shares authorized, 30,125,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	30,125	30,125
Additional paid-in capital	18,261	18,261
Accumulated deficit	(136,817)	(135,035)
Total Stockholders’ Equity/(Deficit)	(88,431)	(86,649)

Total Liabilities and Stockholders’ Equity/(Deficit)	$200	$200

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended September 30,		For the 9 Months Ended September 30,
	2021	2020	2021	2020

Revenues	$-	$-	-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	(594)	(594)	(1,782)	(6,107)
Total operating expenses	(594)	(594)	(1,782)	(6,107)

Loss before provision for income taxes	(594)	(594)	(1,782)	(6,107)
Provision for income taxes	-	-	-	-
Net loss	$(594)	$(594)	$(1,782)	$(6,107)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	30,125,000	49,125,000	30,125,000	49,125,000

Remark: Professional fee for financial review of this 10Q report of $2,000 has been absorbed by a related company.

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended September 30, 2021	9 Months Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,782)	$(6,107)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-

Changes in operating assets and liabilities:
Inventory	-	-
Prepaid expenses & deposits	-	0
Accrued expenses and other payables	1,782)	(2,060)
Accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	-	(8,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-
Proceeds from related parties	-	8,167
Repayments to related parties	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	8,167

NET INCREASE IN CASH	-	-

Cash, beginning of period	200	200

Cash, end of period	$200	$200

NON-CASH TRANSACTIONS:
Expenses paid by related party	$-	$-
Forgiveness of net liabilities by former shareholder	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Par Value	Paid in Capital	Accumulated Deficit	Shareholders’ Equity/(Deficit)

Balance, December 31, 2019	49,125,000	$49,125	$18,261	$(139,069)	$(71,683)

Net loss for the year				(14,966)	(14,966)

19m shares cancelled on Nov 06, 2020	(19,000,000)	$(19,000)	$-	$19,000

Balance, December 31, 2020	30,125,000	$30,125	$18,261	$(135,035)	$(86,649)

Net loss for the Nine Month ended September 30, 2021				(1,782)	(1,782)

Balance, September 30, 2021	30,125,000	$30,125	$18,261	$(136,817)	$(88,431)

The accompanying notes are an integral part of these financial statements

GSG GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2021

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GSG Group Inc. (“the Company”, “we”, “us” or “our”) has been incorporated as Wike Corp. in the State of Nevada on November 11, 2014. Initially we were a development-stage company in the ornamental ribbons printing business. On April 6, 2017, we changed the business to consulting services for investors into the Asian real estate market and other growth industries. On September 15, 2017, the name change to GSG Group Inc. was approved by the Financial Industry Regulatory Authority (“FINRA”). In 2019 the Company began discussions to add Medical Devices production and trading to its business portfolio. Since July 24, 2020 the Company has its office at Haagwinde 20, 5262 KZ Vught, The Netherlands.

On August 28, 2019 Company entered into an Asset Assignment Agreement (as amended on July 12, 2020) with Prejex Holding GmbH in Germany, under which it acquires certain brand rights (brand registration and the Prejex website, currently held in trust for Company by related party Medical Consult Europe B.V.) and the right to use certain competences regarding production of needle free injection devices. In return it promises to invest the total amount of US$ 1,000,000.00 within 24 months from the date of the Agreement into producing such needle free injection devices and making Prejex Holding GmbH the exclusive production manager worldwide with a remuneration to Prejex Holding GmbH of 5% of all worldwide turnover as relates to the assigned Business Assets as defined by the Agreement. Under the amendment dated July 12, 2020, Company agreed to induce its shareholder Mr. Xin Chen to cancel 19,000,000 of his shares against payment of US$ 150,000.00 by Prejex Holding GmbH to Mr. Chen no later than June 30, 2021. While Mr. Chen had his shares cancelled on November 06, 2020, the parties extended the deadline for Prejex´ payment by mutual consent to June 30, 2022.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenue for the Nine months ended September 30, 2021 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the Nine months ended September 30, 2021, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

NOTE 4 – Related Party Transactions

During the Nine months ended September 30, 2021, the Company borrowed cash of $0 from two major shareholders for operating purposes and repaid in the amount of $0. During the Nine months ended September 30, 2020, the Company had borrowed cash of $8,167 from its directors for operating purposes and had repaid in the amount of $0. During the Nine months ended September 30, 2021, the directors paid operating expenses of $0 on behalf of the Company and Company repaid in the amount of $0. The borrowings from and expenses paid by directors and the two shareholders are unsecured, non-interest bearing and due on demand.

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

General

GSG Group Inc. was incorporated in the State of Nevada on November 11, 2014 with a fiscal year end of December 31. We were formed to commence operations in ornamental ribbons production, such as printing on ribbons, but, effective April 6, 2017, management decided to cease the existing business of printing ornamental ribbons and to explore new business to generate sufficient cash flow and profits to the Company. At the time of this document the Company is working with its partners in Germany on an updated version of its needle free injector device. With production capacities on standby, management has also begun the process of preparing update filings for re-admission with the FDA in the USA and, at the same time are in discussions with potential OEM partners for the product´s market roll-out in the Middle and Near East. The Company is determined to start building cash flows in the medical devices area as quickly as possible.

The Company has its office at Haagwinde 20, 5262 KZ Vught, The Netherlands. The office is provided to us free of cost by our former CEO and his family since August 01, 2020.

Product

Originally, our products included ribbons, notebooks, plastic items and other printed goods of that kind, where we specialized mostly on ribbons printing. Since 2017 until late 2018 we stopped the printing business and focused on advising investors on the Asian real estate market, specifically in Cambodia. In Mid-2019 we decided to enter into the area of production of medical devices in Cambodia and quickly found us partnering with Prejex Holdings GmbH and working on the global production and roll-out of the needle free injection device.

On August 28, 2019 we signed an Asset Assignment Agreement in order to acquire certain brand and production rights from Prejex Holdings GmbH in Germany, which allow us to produce and distribute certain needle free injection devices globally.

Target market

Other than applying our network in Cambodia in real estate and private infrastructure to identify potential production sites, our inclusion of the medical devices space with the needle free injection technology has led us to put more focus on a US market roll-out for the ready produced devices.

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

Comparison of the Nine months ended September 30, 2021 and September 30, 2020

Revenues

For the Three months ended September 30, 2021 we have generated revenues of $0 and $0 for the same period ended September 30, 2020. For the Nine months ended September 30, 2021 we have generated revenues of $0 and revenues were $0 for the Nine months ended September 30, 2020.

Operating Expenses

The operating expenses were $594 and $594 for the Three months ended September 30, 2021 and September 30, 2020, respectively. The operating expenses were $1,782 and $6,107 for the Nine months ended September 30, 2021 and September 30, 2020, respectively. The decrease in operating expenses is mainly due to reduced professional fees as most of the recent business development is based on conversations and negotiations of our management, which is free of cost.

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

As at September 30, 2021, we had assets for the amount of $200, of which the cash balance was $200. As of December 31, 2020, our total assets were $200 which included cash of $200.

As at September 30, 2021 and December 31, 2020, our current liabilities were $88,631 and $86,849, respectively. The stockholders’ deficit was $88,431 as of September 30, 2021 and $86,649 as of December 31, 2020.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $0 for both, the Three and the Nine months ended September 30, 2021 and -$8,167 for the same periods in 2020.

CASH FLOWS FROM INVESTING ACTIVITIES

For both, the Three and the Nine months ended September 30, 2021 and 2020 respectively, we did not have any cash flows used in or provided by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the Nine months ended September 30, 2021 net cash flows provided by financing activities was $0. The net cash flows provided by financing activities were $8,167 for the Nine months ended September 30, 2020. During the Nine months ended September 30, 2021, the Company borrowed cash of $0 from related parties. The Company borrowed cash of $8,167 during the Nine months ended September 30, 2020. The Company repaid cash of $0 to related parties in the Nine months ended September 30, 2021 and $0 during the Nine months ended September 30, 2020.

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

Plan of operation

We have completed the R&D stage and produced a first batch of needle free injections units “N-Ject” earlier this year. We are have made and continue making arrangements to initiate the FDA approval process of our current version of the Prejex N-Ject needle free injection device and prepare for a first mass produced batch of injection devices.

At the same time our management are not only preparing the US market admission and sales, but are also negotiating a distribution partnership for the Middle Eastern markets.

Other than the ready production facilities from providers in Germany, management are continuing to assess production partnerships in India and China.

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

GSG Group Inc.

Date: November 23, 2021	By:	/s/ Maarten Stuut
Maarten Stuut
President and CEO

Date: November 23, 2021	By:	/s/ Maarten Stuut
Maarten Stuut
Director and CFO

