Form 10-Q
period 2022-06-30
GSG GROUP INC.
filed 2022-11-14
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

GSG GROUP INC.

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$200	$200
Inventory	-	-
Prepaid expenses	-	-
Total Current Assets	-	-

Property and equipment, net	-	-
Total Assets	$200	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Current Liabilities
Accrued expenses and other payables	$30,807	$33,619
Due to related parties	73,606	64,606
Total Current Liabilities	104,413	98,225

Total Liabilities	104,413	98,225

Stockholders’ Equity/(Deficit)
Common stock - par value $0.001; 75,000,000 shares authorized, 30,125,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	30,125	30,125
Additional paid-in capital	18,261	18,261
Accumulated deficit	(152,599)	(146,411)
Total Stockholders’ Equity/(Deficit)	(104,213)	(98,025)

Total Liabilities and Stockholders’ Equity/(Deficit)	$200	$200

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended June 30,		For the 6 Months Ended June 30,
	2022	2021	2022	2021

Revenues	$-	$-	-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	(3,094)	(594)	(6,188)	(1,188)
Total operating expenses	(3,094)	(594)	(6,188)	(1,188)

Loss before provision for income taxes	(3,094)	(594)	(6,188)	(1,188)
Provision for income taxes	-	-	-	-
Net loss	$(3,094)	$(594)	$(6,188)	$(1,188)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	30,125,000	30,125,000	30,125,000	30,125,000

Remark: Professional fee for financial review of this 10Q report of USD1,500 has been absorbed by a related company.

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30, 2022	6 Months Ended June 30, 2021

Net loss for the period	$(6,188)	$(1,188)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-

Changes in operating assets and liabilities:
Inventory	-	-
Prepaid expenses & deposits	-	-
Accrued expenses and other payables	(2,812)	1,188
Accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-
Proceeds from related parties	9,000	-
Repayments to related parties	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,000	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	200	200

Cash, end of period	$200	$200

NON-CASH TRANSACTIONS:
Expenses paid by related party	$-	$-
Forgiveness of net liabilities by former shareholder	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional		Total Shareholders'
	Number of	Par	Paid in	Accumulated	Equity/
	Shares	Value	Capital	Deficit	(Deficit)

Balance, December 31, 20209	30,125,000	$30,125	$18,261	$(135,035)	$(86,649)

Net loss for the year				(11,376)	(11,376)

Balance, December 31, 2021	30,125,000	$30,125	$18,261	$(146,411)	$(98,025)

Net loss for the Six Months ended June 30, 2022				(6,188)	(6,188)

Balance, June 30, 2021	30,125,000	$30,125	$18,261	$(152,599)	$(104,213)

The accompanying notes are an integral part of these financial statements

GSG GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2022

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenue for the Six months ended June 30, 2022 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the Six months ended June 30, 2022, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2021 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

NOTE 4 – Related Party Transactions

During the Six months ended June 30, 2022, the Company borrowed cash of $9,000 from its major shareholder Decimus Beheer B.V. for operating purposes and repaid in the amount of $0. During the Six months ended June 30, 2021, the Company had borrowed cash of $0 from its directors or related parties for operating purposes and had repaid in the amount of $0. The borrowings from and expenses paid by directors and/or other related parties are unsecured, non-interest bearing and due on demand.

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

Target market

At this point our main focus is on producing and rolling out the needle free injection technology in the US market. However, additional very interesting market and partnering opportunities have been identified in India and the Middle East.

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

Comparison of the Three and Six months ended June 30, 2022 and June 30, 2021

Revenues

For the Three months ended June 30, 2022 we have generated revenues of $0 and $0 for the same period ended June 30, 2021. For the Six months ended June 30, 2022 we have generated revenues of $0 and revenues were $0 for the Six months ended June 30, 2021.

Operating Expenses

The operating expenses were $3,094 and $594 for the Three months and $6,188 and $1,188 for the Six months ended June 30, 2022 and June 30, 2021, respectively. The increase in operating expenses are mainly due to increased occurrence of professional fees.

Professional fees for financial review of this 10Q Report for the Three months ended June 30, 2022 of $1,500 has been absorbed by a related company.

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

As at June 30, 2022, we had assets for the amount of $200, of which the cash balance was $200. As of December 31, 2021, our total assets were $200 which included cash of $200.

As at June 30, 2022 and December 31, 2021, our current liabilities were $104,413 and $98,225, respectively. The stockholders’ deficit was $104,213 as of June 30, 2022 and $98,025 as of December 31, 2021.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $0 for the Three and $9,000 for the Six months ended June 30, 2022 and $0 for the same periods in 2021.

CASH FLOWS FROM INVESTING ACTIVITIES

For both, the Three and the Six months ended June 30, 2022 and 2021 respectively, we did not have any cash flows used in or provided by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the Six months ended June 30, 2022 net cash flows provided by financing activities was $9,000. The net cash flows provided by financing activities were $0 for the Six months ended June 30, 2021. During the Six months ended June 30, 2022, the Company borrowed cash of $9,000 from related parties. The Company borrowed cash of $0 during the Six months ended June 30, 2021. The Company repaid cash of $0 to related parties in the Six months ended June 30, 2022 and $0 during the Six months ended June 30, 2021.

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

