Form 10-K
period 2022-12-31
GSG GROUP INC.
filed 2023-04-04
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission file number 333-209903

GSG GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1769300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Churerstrasse 47, 8808 Pfäffikon, Schwyz, Switzerland

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of January 31, 2023, the registrant had 30,125,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

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

ITEM 1. BUSINESS

General Information

GSG Group Inc. (“the Company”, “we”, “us” or “our”) has been incorporated as Wike Corp. in the State of Nevada on November 11, 2014. Initially we were a development-stage company in the ornamental ribbons printing business. On April 6, 2017, we changed the business to consulting services for investors into the Asian real estate market and other growth industries. On September 15, 2017, the name change to GSG Group Inc. was approved by the Financial Industry Regulatory Authority ("FINRA") and the Company began discussions to add Medical Devices production and trading to its business portfolio. Since January 01st 2023 the Company has its office at Churerstrasse 47, 8808 Pfäffikon, Schwyz, Switzerland..

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

On December 01, 2022, the shareholders of the Company in a majority vote appointed Mr. Chester Jansen as new director and COO. At the same date Mr. Eric P. Ditkowsky and Mr. Alfred Kelly ceased to be directors of the Company.

As at the date of this document, Prejex GmbH, the Company´s exclusive production manager under the Asset Assignment Agreement, has made good progress on business implementation and accomplished a number of important milestones: Production agreements have been negotiated and signed with a major partner in India and first batches of disposable and reusable Prejex Needle Free injection devices have been produced; Trial runs on syringes production and filling on industrial scale equipment have been successfully performed; OEM partnerships have been concluded for several countries in Asia; Steps to filing (re-)admission procedures for market access have been initiated with the competent authorities in India and the USA; German based R&D are working to formulate our next level innovations that will further advance the current generation of our injection devices and strengthen the Company´s IP base.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our executive officers and directors as at the end of the reporting period:

NAME	AGE	POSITION

Maarten Stuut	62	Director & CFO & CEO
Chester Jansen	49	Director & COO
Gim Hooi OOI	42	Director & CMO

Maarten Stuut

Mr. Maarten Stuut, age 62, – Vice President & CFO – also a founder & director of PREJEX GmbH, is a serial entrepreneur and investor with 30 years of business experience in telecommunications and medical devices. Maarten will work with Frank Raymakers to manage all European manufacturing, Quality Systems, and regulatory activities. Maarten owns several small companies and manages sales and growth of these businesses in Europe and the Middle East. One of his last endeavors was Simpel, a Netherlands Telco company he founded and later sold at some 40+m USD – Simpel is valued at around 100m USD today. Maarten is responsible for coordinating all financing matters for our Company as well as financial controlling of the PREJEX product line – from procurement and production to global delivery. He will also work with Frank to scale deal flow and sales in the European, Middle East and African regions and expand into other markets of interest. Mr. Stuut has temporarily also assumed the function of CEO on April 14, 2021 in response to the sudden passing of his predecessor, Mr. Frank Raymakers.

Chester Jansen

Mr. Chester Jansen, age 49, – Chief Operating Officer – is a highly educated business consultant and entrepreneur. For over 25 years his focus was on QA (Quality Assurance) and IT systems integration, where he mostly operated on the management level for the defense ministry, banks, transport and telecom companies. He has written several books on the subject and continues to be a recognized speaker at various events. While Chester is also an investor and entrepreneur, he has built and sold multiple organizations in the IT, QA and medical markets sphere. With his overall and specific operational skill set, Chester came highly recommended and turned out to be an excellent fit our Company.

Gim Hooi OOI

Gim Hooi Ooi, age 42, - Chief Marketing Officer – had earlier been serving as a Senior Relationship Manager of Alliance Bank Malaysia Berhad since 2013. From 2012 to 2013, he served as an Account Relationship Manager at Hong Leong Bank Berhad. From 2009 to 2012, he served as a Team Leader at UOB (M) Bank Berhad. Mr. Ooi brings his extensive experience in banking, financial services and compliance procedures to the Company.

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

About us

GSG Group Inc. (GSGG) is a shell company currently looking to leverage its managements´ excellent network globally to initiate business activities in highly profitable geographical and industrial areas. At this point our focus is on establishing and scaling the production of needle free injection devices in locations in Europe and Asia and the sale of such devices first in the Indian and Asian markets, then in the North Americas, to be followed shortly by sales globally thereafter.

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

Employees

As of December 31, 2022, the Company had no employees, other than our officers and directors.

Offices

The phone number is +31 (623)-407-058. The office is located Churerstrasse 47, 8808 Pfäffikon, Schwyz, Switzerland, which is provided free of charge by Prejex Holdings GmbH, our exclusive production manager under the Asset Assignment Agreement.

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

Holders of our Common Stock

As of December 31, 2022 and 2021 there were 50 and 50 registered stockholders respectively holding 30,125,000 and 30,125,000 shares in aggregate of our issued and outstanding common stock respectively. As of the date of this document, there were 50 registered stockholders holding 30,125,000 shares in aggregate of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

There were no recent sales of unregistered securities. As of December 31, 2022, there were no outstanding stock options or warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended December 31, 2022 and December 31, 2021, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

We recorded no revenues for the year ended December 31, 2022 (year ended December 31, 2021: $0) and incurred no cost of goods sold for the year ended December 31, 2022 (year ended December 31, 2021: $0). Respectively, there was no gross profit or loss recorded for the year ended December 31, 2022 (from a gross profit of $0 for the year ended December 31, 2021).

The operating expenses comprised general and administrative expenses of $16,076 for the recent period (compared to $11,376 for the year ended December 31, 2021), an increase of 41%. This increase was mainly caused by an increase in professional fees for accounting service due to increased complexity of booking incidents.

The net loss for the year ended December 31, 2022 was $16,076 (year ended December 31, 2021: $11,376), an increase of 41%, caused by increased operating expenses as explained above.

Our total assets at December 31, 2022 were $200 (December 31, 2021: $200) which was cash on hand (December 31, 2021: $200).

Our total liabilities at December 31, 2022 were $114,301 which comprised of accrued liabilities and other payables of $49,695 and amounts due to related parties of $64,606. The total liabilities at December 31, 2021 were $98,225 which mainly comprised of accrued liabilities and other payables of $33,619 and amounts due to related parties of $64,606.

We currently anticipate our operating expenses (being legal and professional fees, IT cost and further website and software development and testing, marketing and advertising, and other expenses) over the next 12 months will be approximately $50,000.

On December 31, 2022 the Company had authorized 75,000,000 (December 31, 2021: 75,000,000) shares of common stock with a par value of $0.001 per share.

As of December 31, 2022, the Company had 30,125,000 (December 31, 2021: 30,125,000) shares of common stock issued and outstanding and there were no outstanding stock options or warrants.

We reported a net loss of $16,076 for the year ended December 31, 2022 and an accumulated deficit of $162,487 at December 31, 2022. At December 31, 2022, we had cash on hand of $200. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Liquidity and Capital Resources

At December 31, 2022, we had $200 cash on hand and there were outstanding liabilities of $114,301 (cash of $200 and liabilities of $98,225 on December 31, 2021). During the year ended December 31, 2022, there was $13,500 net cash used in operating activities (the last corresponding period of 2021: $1,266) and $13,500 provided through financing activities (the last corresponding period of 2021: $1,266). This resulted in no changes in cash during the year ended December 31, 2022 (no changes in the last corresponding period of 2021).

Our two major shareholders, Decimus Beheer B.V. and Medical Consult Europe B.V. have, through their directors appointed, verbally committed to continue funding operating expenses for the Company in a limited scenario. Notwithstanding this, they have not entered into a legal obligation with the Company for such commitments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of GSG Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GSG Group Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Shenzhen, China

March 30, 2023

PCAOB firm ID: 2747

GSG GROUP INC.
BALANCE SHEETS

	December 31	December 31
	2022	2021
ASSETS

CURRENT ASSETS
Cash	$200	$200
TOTAL ASSETS	$200	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Accrued liabilities and other payables	$49,695	$33,619
Amounts due to related parties	64,606	64,606
TOTAL LIABILITIES	$114,301	$98,225

STOCKHOLDERS' DEFICIT

Common stock: authorized 75,000,000; $0.001 par value; 30,125,000 shares issued and outstanding at December 31, 2022 and 30,125,000 on December 31, 2021	30,125	30,125
Additional Paid in Capital	18,261	18,261
Accumulated deficit	(162,487)	(146,411)
Total Stockholders' deficits	(114,101)	(98,025)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$200	$200

The accompanying notes are an integral part of these financial statements

 GSG GROUP INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Revenue	$-	$-
Cost of Goods Sold
Purchases	-	-

Gross Profit/(Loss)	-	-

Operating Expenses
General and administrative	(16,076)	(11,376)

Total Expenses	(16,076)	(11,376)
Net loss before income tax provision	(16,076)	(11,376)
Provision for income tax	-	-

Net loss for the period	$(16,076)	$(11,376)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	30,125,000	30,125,000

The accompanying notes are an integral part of these financial statements

 GSG GROUP INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock		Additional	Accumulated	Total Shareholders'
	Number of Shares	Par Value	Paid in Capital	Deficit	Deficit

Balance, December 31, 2020	30,125,000	$30,125	$18,261	$(135,035)	$(86,649)

Net loss for the year	-	-	-	(11,376)	(11,376)

Balance, December 31, 2021	30,125,000	$30,125	$18,261	$(146,411)	$(98,025)

Net loss for the year	-	-	-	(16,076)	(16,076)

Balance, December 31, 2022	30,125,000	$30,125	$18,261	$(162,487)	$(114,101)

The accompanying notes are an integral part of these financial statements

GSG GROUP INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:

Net loss	$(16,076)	$(11,376)
Accrued expenses	2,576	10,110

Net cash used in operating activities	(13,500)	(1,266)

Cash flows from financing activities

Proceeds from related party loans	9,000	1,266
Repayments to related party	(9,000)	-
Proceeds from unrelated party loans	13,500	-

Net cash provided by financing activities	13,500	1,266

Net change in cash	-	-
Cash, beginning of period	$200	200
Cash, end of period	200	200

The accompanying notes are an integral part of these financial statements

Note 1: Organization and Basis of Presentation

GSG Group Inc. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on November 11, 2014.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of December 31, 2022 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “GSG,” “we,” “us,” “our” or the “Company” are to GSG Group Inc.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial statements of the Company for the years ended December 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the year ended December 31, 2022 with a net loss of $16,076. There is no guarantee that the Company will begin to generate revenues. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on borrowings from related parties to fund operating expenses. In light of management’s efforts, there are no assurances that the Company will be successful in any of its endeavors or become financially viable and continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022.

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

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

The Company has had no revenue for the reporting year ended December 31, 2022.

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

Note 3: Capital Stock

At December 31, 2022, we recorded $30,125 as equity and $18,261 paid in excess of par, represented in 30,125,000 shares issued and outstanding ($30,125 as equity and 18,261 paid in excess of par, represented in 30,125,000 shares issued and outstanding, in 2021 respectively).

As of December 31, 2022 and 2021, the Company had authorized shares of common stock of 75,000,000 shares with a par value of $0.001 per share.

As of December 31, 2022 and 2021, there were no outstanding stock options or warrants.

On November 25, 2022, the Company agreed to a conversion notice by an unrelated debt holder to convert $3,000 of outstanding debt into 1,500,000 shares. Due to formal and procedural requirements the conversion process had not completed as of the date of this agreement. Thus neither have shares been issued nor the debt been cancelled.

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

The Company did have an income tax provision or benefit for the year ended December 31, 2022 and 2021. The Company has incurred losses and therefore has provided a full valuation against net deferred tax assets as December 31, 2022 and 2021.

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended	Year Ended
Deferred tax assets	12/31/2022	12/31/2021

Net operating losses	$(16,076)	$(11,376)

Deferred tax liability
Net deferred tax assets	$16,076	$11,376
Less: valuation allowance	$(16,076)	$(11,376)
Deferred tax asset - net valuation allowance	-	-

Note 5: Related Party Transactions

The directors of the Company provided office space and services free of charge. During the year ended December 31, 2022, the Company’s CEO and director, Mr. Maarten Stuut paid $0 against expenses on behalf of the Company and had, during that same period received $0 repaid from the Company.

As of December 31, 2022, the Company owed $40,323 to Mr. OOI, the director of the Company  ($40,323 as of December 31, 2021), and $24,283 to Decimus Beheer B.V., one of the major shareholders of the Company ($24,283 as of December 31, 2021) respectively. Both loans are non-interest bearing, unsecured and due on demand.

Note 6: Commitments and Contingencies

On August 28, 2019 Company entered into an Asset Assignment Agreement with Prejex Holding GmbH in Germany, under which it acquires certain brand rights (brand registration and the Prejex website, currently held in trust for Company by related party Medical Consult Europe B.V.) and the right to use certain competences regarding production of needle free injection devices. In return it promises to invest the total amount of US$ 1,000,000.00 within 24 months from the date of the Agreement into producing such needle free injection devices and making Prejex Holding GmbH the exclusive production manager worldwide with a remuneration to Prejex Holding GmbH of 5% of all worldwide turnover as relates to the assigned Business Assets as defined by the Agreement.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer, Directors, and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2022 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer, Directors, and Chief Financial Officer ha d concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer, Directors, and Chief Financial Officer does not relate to reporting periods after December 31, 2022.

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

Management, under the supervision of the Company's Chief Executive Officer, Directors, and Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022 under the criteria set forth in the in Internal Control—Integrated Framework.

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

ITEM 9B. OTHER INFORMATION.

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth the name and position of each of our executive officers and directors as of the end of the reporting period.

NAME	AGE	POSITION

Maarten Stuut	62	Director & CFO

Chester Jansen	49	Director & COO

Gim Hooi OOI	41	Director & CMO

ITEM 11. EXECUTIVE COMPENSATION.

The directors received no compensation during the reporting period and no compensation claims were accrued.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2022 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Decimus Beheer B.V. Haagwinde 20 5262 KZ Vught, The Netherlands	8,523,625 shares	28,29%

Common Stock	Medical Consult Europe B.V. Haagwinde 20 5262 KZ Vught, The Netherlands	9,185,473 shares	30,49%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 31, 2022, there were 30,125,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The directors of the Company provided office space and services free of charge. During the year ended December 31, 2022 our CEO, Mr. Maarten Stuut paid $0 in expenses on behalf of the Company and received $0 repaid (Mr. Stuut had, in total, paid $0 in expenses on behalf of the Company and received $0 repaid in 2021 respectively). As of December 31, 2022, the Company owed $40,323 to Mr. OOI ($40,323 on December 31, 2021), our director under a related party loan, and owed $24,283 to Decimus Beheer B.V., one of our major shareholders ($24,283 on December 31, 2021). Both of the loans are non-interest bearing, unsecured and due on demand.

Mr. Frank Raymakers, our former President & CEO was also the owner of Medical Consult Europe B.V., one of our major shareholders. Since the change of operating address on July 24, 2021, Mr. Frank Raymakers provides office space at the Haagwinde 20 offices free of charge. His successors and heirs had continued providing office space until December 31, 2022. From January 01, 2023, the new office space at Churerstrasse 47, 8808 Pfäffikon, Schwyz, Switzerland is provided free of charge by Prejex GmbH, our production manager, until further notice.

Mr. Maarten Stuut, currently one of our directors & CFO/ CEO is also the owner of Decimus Beheer B.V., one of our major shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2022,the total audit fees billed was $10,500, for audit-related services was $0, for tax services was $0 and for all other services was $0.

During the year ended December 31, 2021, the total audit fees billed was $10,000, for audit-related services was $0, for tax services was $0 and for all other services was $0.

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

GSG Group Inc. Registrant

Date: April 4, 2023	By:	/s/ Maarten Stuut
Maarten Stuut
(Chief Executive Officer)

GSG Group Inc. Registrant

Date: April 4, 2023	By:	/s/ Maarten Stuut
Maarten Stuut
(Chief Financial Officer)

