Form 10-Q
period 2023-03-31
GSG GROUP INC.
filed 2023-05-18
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Churerstrasse 47, 8808 Pfäffikon, Schwyz, Switzerland

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,125,000 common shares issued and outstanding as of March 31, 2023.

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

GSG GROUP INC.

BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$200	$200
Inventory	-	-
Prepaid expenses	-	-
Total Current Assets	-	-

Property and equipment, net	-	-
Total Assets	$200	$200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses and other payables	$30,089	$36,195
Due to related parties	$87,506	$78,106
Total Current Liabilities	$117,595	$114,301

Total Liabilities	$117,595	$114,301

Stockholders’ Deficit
Common stock - par value $0.001; 75,000,000 shares authorized, 30,125,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	$30,125	$30,125
Additional paid-in capital	$18,261	$18,261
Accumulated deficit	$(165,781)	$(162,487	) )
Total Stockholders’ Deficit	$(117,395)	$(114,101)

Total Liabilities and Stockholders’ Deficit	$200	$200

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended March 31,
	2023	2022

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative expenses	(3,294)	(3,094)
Total operating expenses	(3,294)	(3,094)

Loss before provision for income taxes	(3,294)	(3,094)
Provision for income taxes	-	-
Net loss	$(3,294)	$(3,094)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	30,125,000	30,125,000

Remark: Professional fee for financial review of this 10Q report of USD1,500 has been absorbed by a related company.

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31, 2023	3 Months Ended March 31, 2022

Net loss for the period	$(3,294)	$(3,094)

Changes in operating assets and liabilities:
Accrued expenses and other payables	(6,106)	3,094
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,400)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-
Proceeds from a related party	9,400	-
Repayments to related parties	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,400	-

NET INCREASE IN CASH	-	-

Cash, beginning of period	200	200

Cash, end of period	$200	$200

NON-CASH TRANSACTIONS:
Expenses paid by related party	$-	$-
Forgiveness of net liabilities by former shareholder	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

(Unaudited)

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Deficit	Deficit

Balance, December 31, 2021	30,125,000	$30,125	$18,261	$(146,411)	$(98,025)

Net loss for the year				(16,076)	(16,076)

Balance, December 31, 2022	30,125,000	$30,125	$18,261	$(162,487)	$(114,101)

Net loss for the Three Months ended March 31, 2023				(3,294)	(3,294)

Balance, March 31, 2023	30,125,000	$30,125	$18,261	$(165,781)	$(117,395)

The accompanying notes are an integral part of these financial statements

GSG GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2023

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GSG Group Inc. (“the Company”, “we”, “us” or “our”) has been incorporated as Wike Corp. in the State of Nevada on November 11, 2014. Initially we were a development-stage company in the ornamental ribbons printing business. On April 6, 2017, we changed the business to consulting services for investors into the Asian real estate market and other growth industries. On September 15, 2017, the name change to GSG Group Inc. was approved by the Financial Industry Regulatory Authority ("FINRA"). In 2019 the Company began discussions to add Medical Devices production and trading to its business portfolio. Since January 01st 2023 the Company has its office at Churerstrasse 47, 8808 Pfäffikon, Schwyz, Switzerland.

On August 28, 2019 Company entered into an Asset Assignment Agreement (as amended on July 12, 2020) with Prejex Holding GmbH in Germany, under which it acquires certain brand rights (brand registration and the Prejex website, current held in trust for Company by related party Medical Consult Europe B.V.) and the right to use certain competences regarding production of needle free injection devices. In return it promises to invest the total amount of US$ 1,000,000.00 within 24 months from the date of the Agreement into producing such needle free injection devices and making Prejex Holding GmbH the exclusive production manager worldwide with a remuneration to Prejex Holding GmbH of 5% of all worldwide turnover as relates to the assigned Business Assets as defined by the Agreement. Under the amendment dated July 12, 2020, Company agrees to induce its shareholder Mr. Xin Chen to cancel 19,000,000 of his shares against payment of US$ 150,000.00 by Prejex Holding GmbH to Mr. Chen no later than June 30, 2021. While Mr. Chen had his shares cancelled on November 06, 2020, the parties extended the deadline for Prejex´ payment by mutual consent to June 30, 2023.

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

As at the date of this document, Prejex GmbH, the Company´s exclusive production manager under the Asset Assignment Agreement, has made good progress on business implementation and accomplished a number of important milestones: A general frame work production agreements have been negotiated and letter of intents are signed with a major partner in India and first batches of disposable and reusable Prejex Needle Free injection devices have been produced; Trial runs on syringes production and filling on industrial scale equipment have been successfully performed; OEM partnerships have been concluded for several countries in Asia; Steps to filing (re-)admission procedures for market access have been initiated with the competent authorities in India and the USA; German based R&D are working to formulate our next level innovations that will further advance the current generation of our injection devices and strengthen the Company´s IP base. Nevertheless, up to the date of this quarterly report, these activities do not produce any financial effects on the Company’s financial statements. There is no assurance that the Company will be successful in implementing its business plan to improve the Company’s operating results or in achieving profitable operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenue for the Three months ended March 31, 2023 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the Three months ended March 31, 2023, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2022 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

NOTE 4 – Related Party Transactions

During the three months periods ended March 31, 2023 and March 31, 2022, the Company had not borrowed cash from and repaid any amount to its directors in the course of operation. , and had not paid any operating expenses on behalf of the Company.

As of March 31, 2023, the Company owed $40,323 to Mr. OOI, the director of the Company ($40,323 as of December 31, 2022), and $47,183 to Decimus Beheer B.V., one of the major shareholders of the Company ($37,783 as of December 31, 2022) respectively. Both loans are non-interest bearing, unsecured and due on demand.

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

The Company has its office at Churerstrasse 47, 8808 Pfäffikon, Schwyz, Switzerland. The office was provided to us free of cost by our then CEO, Mr Frank Raymakers since August 01, 2020. Mr Raymakers´ heirs continue to provide the office free of charge until further notice.

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

Offices

The phone number is +31 (623)-407-058. The office is located at Churerstrasse 47, 8808 Pfäffikon, Schwyz, Switzerland.

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

Comparison of the Three months ended March 31, 2023 and March 31, 2022

Revenues

For the Three months periods ended March 31, 2023 (“1Q2023”) and March 31, 2022 (“1Q2022”) we had not generated revenues.

Operating Expenses

The operating expenses were $3,294 and $3,094 in 1Q2023 and 1Q2022 respectively. The increase in operating expenses is mainly due to increased professional fees.

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

As at March 31, 2023 and December 31, 2022, we had assets for the amount of $200, of which the cash balance was $200.

As at March 31, 2023 and December 31, 2022, our current liabilities were $117,595 and $114,301, respectively. The stockholders’ deficit was $117,395 as of March 31, 2023 and $114,101 as of December 31, 2022.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $9,400 in 1Q2023 and nil in  1Q2022.

CASH FLOWS FROM INVESTING ACTIVITIES

In 1Q2023 and 1Q2022, we did not have any cash flows used in or provided by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

In 1Q2023, the net cash flows provided by financing activities was $9,400 (1Q2022: Nil). , which was attributable to the proceeds from a related party of $9,400.

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

GSG Group Inc.

Date: May 18, 2023	By:	/s/ Maarten Stuut
Maarten Stuut
President and CEO

Date: May 18, 2023	By:	/s/ Maarten Stuut
Maarten Stuut
Director and CFO

