Form 10-Q
period 2023-06-30
GSG GROUP INC.
filed 2023-10-05
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

3/F, Ashely nine, 9-11 Ashely Road, Tsim Sha Tsui, KLN, Hong Kong

Tel: +852 3106 8189

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,125,000 common shares issued and outstanding as of August 31, 2023.

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

GSG GROUP INC.

BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$200	$200
Inventory	-	-
Prepaid expenses	-	-
Total Current Assets	-	-

Property and equipment, net	-	-
Total Assets	$200	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Current Liabilities
Accrued expenses and other payables	$33,183	$36,195
Due to related parties	87,506	78,106
Total Current Liabilities	120,689	114,301

Total Liabilities	120,689	114,301

Stockholders’ Equity/(Deficit)
Common stock - par value $0.001; 75,000,000 shares authorized, 30,125,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	30,125	30,125
Additional paid-in capital	18,261	18,261
Accumulated deficit	(168,875)	(162,487)
Total Stockholders’ Equity/(Deficit)	(120,489)	(114,101)

Total Liabilities and Stockholders’ Equity/(Deficit)	$200	$200

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended June 30,		For the 6 Months Ended June 30,
	2023	2022	2023	2022

Revenues	$-	$-	-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	(3,094)	(3,094)	(6,388)	(6,188)
Total operating expenses	(3,094)	(3,094)	(6,388)	(6,188)

Loss before provision for income taxes	(3,094)	(3,094)	(6,388)	(6,188)
Provision for income taxes	-	-	-	-
Net loss	$(3,094)	$(3,094)	$(6,388)	$(6,188)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	30,125,000	30,125,000	30,125,000	30,125,000

Remark: Professional fee for financial review of this 10Q report of USD1,500 has been absorbed by a related company.

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30, 2023	6 Months Ended June 30, 2022

Net loss for the period	$(6,388)	$(6,188)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-

Changes in operating assets and liabilities:
Inventory	-	-
Prepaid expenses & deposits	-	-
Accrued expenses and other payables	(3,012)	(2,812)
Accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,400)	(9,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	-
Proceeds from related parties	9,400	9,000
Repayments to related parties	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,400	9,000

NET INCREASE IN CASH	-	-

Cash, beginning of period	200	200

Cash, end of period	$200	$200

NON-CASH TRANSACTIONS:
Expenses paid by related party	$-	$-
Forgiveness of net liabilities by former shareholder	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional		Total Shareholders’
	Number of	Par	Paid in	Accumulated	Equity/
	Shares	Value	Capital	Deficit	(Deficit)

Balance, December 31, 2021	30,125,000	$30,125	$18,261	$(146,411)	$(98,025)

Net loss for the year				(16,076)	(16,076)

Balance, December 31, 2022	30,125,000	$30,125	$18,261	$(162,487)	$(114,101)

Net loss for the Six Months ended June 30, 2023				(6,388)	(6,388)

Balance, June 30, 2023	30,125,000	$30,125	$18,261	$(168,875)	$(120,489)

The accompanying notes are an integral part of these financial statements

GSG GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2023

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GSG Group Inc. (“the Company”, “we”, “us” or “our”) has been incorporated as Wike Corp. in the State of Nevada on November 11, 2014. Initially we were a development-stage company in the ornamental ribbons printing business. On April 6, 2017, we changed the business to consulting services for investors into the Asian real estate market and other growth industries. On September 15, 2017, the name change to GSG Group Inc. was approved by the Financial Industry Regulatory Authority (“FINRA”). In 2019 the Company began discussions to add Medical Devices production and trading to its business portfolio. Since July 24th, 2023 the Company has its new office at 3/F, Ashely nine, 9-11 Ashely Road, Tsim Sha Tsui, KLN, Hong Kong.

On August 28, 2019 Company entered into an Asset Assignment Agreement (as amended on July 12, 2020) with Prejex Holding GmbH in Germany, under which it acquires certain brand rights (brand registration and the Prejex website, current held in trust for Company by related party Medical Consult Europe B.V.) and the right to use certain competences regarding production of needle free injection devices. In return it promises to invest the total amount of US$ 1,000,000.00 within 24 months from the date of the Agreement into producing such needle free injection devices and making Prejex Holding GmbH the exclusive production manager worldwide with a remuneration to Prejex Holding GmbH of 5% of all worldwide turnover as relates to the assigned Business Assets as defined by the Agreement. Under the amendment dated July 12, 2020, Company agrees to induce its shareholder Mr. Xin Chen to cancel 19,000,000 of his shares against payment of US$ 150,000.00 by Prejex Holding GmbH to Mr. Chen no later than June 30, 2021. This deadline has been expanded by mutual consent to June 30, 2022. While Mr. Chen had his shares cancelled on November 06, 2020, the parties extended the deadline for Prejex´ payment by mutual consent to June 30, 2023.

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

As per May 25, 2023 and following Management having revised the business plan of the Company and implementation of the Prejex project no longer being  its first priority, , the Asset Assignment Agreement with Prejex Holding GmbH was cancelled in mutual consent by the parties.

Following the addition of new directors and management to the board, the extended management prepared and presented its revised business plan for the Company with its focus returning to Asia and the rising needs of China, one of the highest populated countries and thus biggest markets in the world. The new business potentially will generate a healthy stream of new income to the Company. The management has primarily targeted a physiotherapy company with 15 years of experience in the industry, specifically targeting the elderly with physiotherapy needs, fitness enthusiasts, athletes, and individuals seeking injury prevention and recovery.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company had no revenue for the Six months ended June 30, 2023 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the Six months ended June 30, 2023, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on borrowings from related party to fund operating expenses. In light of management’s efforts, there are no assurances that the Company will be successful in any of its endeavours or become financially viable and continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2022 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

NOTE 4 – Related Party Transactions

During the Six months ended June 30, 2023, the Company borrowed cash of $9,400 from an unrelated shareholder for operating purposes and repaid in the amount of $0. During the Six months ended June 30, 2022, the Company had borrowed cash of $9,000 from its directors or related parties for operating purposes and had repaid in the amount of $0. The borrowings from and expenses paid by directors and/or other related or unrelated parties are unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

None

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the Pro-forma financial statements are issued, the Company has evaluated all events or transactions that occurred after 30 June, 2023, up through the date the Company issued the unaudited pro-forma financial statements.

On July 17, 2023, the Company added two new directors, Ms. Wenqiu Liao and Mr. Ha Leong Lau to the Company’s Board.

On July 17, 2023, the Company entered into a Share Exchange Agreement of Kingdom Defi Limited in regards to Harmony Physiotherapy Limited and its operations of professional physiotherapy treatment and healthcare services

On July 18, 2023, the President and CEO position of Mr. Maarten Stuut was replaced with Ms. Wenqiu Liao. The CFO position of Mr. Maarten Stuut was replaced by Mr. Ha Leong Lau as the Acting CFO of the Company. The Acting CFO shall serve in this role until a permanent CFO is appointed. The COO position of Mr. Chester Jansen was replaced that day by Mr. Po Hei Chan and Mr. Stuut and Mr. Jansen left the board.

On July 19, 2023, the Company cancelled the shares of Mr. Gim Hooi Ooi, a shareholder of the Company, and reversed the aged debt of $40,323 owing to Mr. Gim Hooi Ooi. Mr. Gim Hooi Ooi held a total of 17,709,098 common shares of the Company and was equivalent to an aggregate of 58.78% of outstanding and issued shares prior to the cancellation. The cancellation instruction has been submitted to the TA.

On July 19, 2023, the Company issued 25,000,000 common shares to Kingdom Defi Limited in exchange for a new business into the Company. The new share issuance was completed on August 18, 2023.

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

The Company has its office at 3/F, Ashely nine, 9-11 Ashely Road, Tsim Sha Tsui, KLN, Hong Kong.

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

On August 28, 2019 we signed an Asset Assignment Agreement in order to acquire certain brand and production rights from Prejex GmbH in Germany, which allow us to produce and distribute certain needle free injection devices globally. The management have continued and continue working towards producing the first tranche of Prejex needle free injectors. As such, the CEO is in negotiations with two new potential production partners, who are looking to produce the needle free injectors for the beauty markets in Turkey and Asia. This agreement was cancelled on May 25, 2023.

On June 30, we revised the business plan to focus on new business which potentially will generate a healthy stream of new income to the Company. The management has primarily targeted a physiotherapy company with 15 years of experience in the industry, specifically targeting the elderly with physiotherapy needs, fitness enthusiasts, athletes, and individuals seeking injury prevention and recovery.

Target market

At this point, the Management has eyed the rising health and physiotherapy needs of aging poluation in China market and kept an open option to tap the blue sea to speed up positive cash flows into the Company.

Industry analysis

According to Arizton Advisory & Intelligence, the global physiotherapy market is expected to grow at a CAGR of 16.3% from 2022 to 2030. The combination of an aging population and the rising prevalence of cardiovascular, neurological, and musculoskeletal problems provides the dynamics for the accelerated growth of the global physiotherapy market.

The global physiotherapy market was valued at USD15.35 billion in 2022 and is projected to reach USD51.39 billion by 2030.

China’s rehabilitation medical services market was valued at RMB84 billion in 2020 and is expected to grow at a CAGR of 17.7% to reach RMB211billion in 2025. Physiotherapy is the main method of therapy in rehabilitation medical services, with demands mainly from patient rehabilitation, postpartum rehabilitation, sports rehabilitation and child rehabilitation. With the improvement of the standard of living in China, the demand for premium rehabilitation services drives the demand for physiotherapy in China on top of the global underlying trend.

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

Offices

The phone number is +852 3106 8189. The office is located at 3/F, Ashely nine, 9-11 Ashely Road, Tsim Sha Tsui, KLN, Hong Kong.

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

Comparison of the Three and Six months ended June 30, 2023 and June 30, 2022

Revenues

For the Three months ended June 30, 2023 we have generated revenues of $0 and $0 for the same period ended June 30, 2022. For the Six months ended June 30, 2023 we have generated revenues of $0 and revenues were $0 for the Six months ended June 30, 2022.

Operating Expenses

The operating expenses were $3,094 and $3,094 for the Three months and $6,388 and $6,188 for the Six months ended June 30, 2023 and June 30, 2022, respectively. The increase in operating expenses are mainly due to increased occurrence of professional fees.

Professional fees for financial review of this 10Q Report for the Three months ended June 30, 2023 of $1,500 has been absorbed by a related company.

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

As at June 30, 2023, we had assets for the amount of $200, of which the cash balance was $200. As of December 31, 2022, our total assets were $200 which included cash of $200.

As at June 30, 2023 and December 31, 2022, our current liabilities were $120,689 and $114,301, respectively. The stockholders’ deficit was $120,489 as of June 30, 2023 and $114,101 as of December 31, 2022.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $9,400 and $0 for the Three months and $9,400 and $9,400 for the Six months ended June 30, 2023 and June 30, 2022, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

For both, the Three and the Six months ended June 30, 2023 and 2022 respectively, we did not have any cash flows used in or provided by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the Six months ended June 30, 2023 net cash flows provided by financing activities was $9,400. The net cash flows provided by financing activities were $9,000 for the Six months ended June 30, 2022. During the Six months ended June 30, 2023, the Company borrowed cash of $9,400 from unrelated parties. The Company borrowed cash of $9,000 during the Six months ended June 30, 2022 from an unrelated party. The Company repaid cash of $0 to related parties in the Six months ended June 30, 2023 and $0 during the Six months ended June 30, 2022.

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

Plan of operation

At the time of this document the Company is actively seeking for suitable

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

GSG Group Inc.

Date: October 05, 2023	By:	/s/ Wenqiu Liao
Wenqiu Liao
President and CEO

Date: October 05, 2023	By:	/s/ Ha Leong Lau
Ha Leong Lau
Director and CFO

