Form 10-Q
period 2023-09-30
GSG GROUP INC.
filed 2024-04-12
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,125,000 common shares issued and outstanding as of March 11, 2024.

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

GSG GROUP INC.

BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$200	$200
Inventory	-	-
Prepaid expenses	-	-
Trade and other receivables	-	-
Total Current Assets	200	200

Property and equipment, net	-	-
Total Assets	$200	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Current Liabilities
Accrued expenses and other payables	$36,277	$36,195
Due to related parties	87,506	78,106
Total Current Liabilities	123,783	114,301

Total Liabilities	123,783	114,301

Stockholders’ Equity/(Deficit)
Common stock - par value $0.001; 75,000,000 shares authorized, 55,125,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	55,125	30,125
Additional paid-in capital	-	18,261
Accumulated deficit	(178,708)	(162,487)
Total Stockholders’ Equity/(Deficit)	(123,583)	(114,101)

Total Liabilities and Stockholders’ Equity/(Deficit)	$200	$200

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended September 30,		For the 9 Months Ended September 30,
	2023	2022	2023	2022

Revenues	$-	$-	-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	(3,094)	(3,094)	(9,482)	(9,282)
Total operating expenses	(3,094)	(3,094)	(9,482)	(9,282)

Other expenses:
Share issuance cost	(6,739)	-	(6,739)	-
Total other expenses	(6,739)	-	(6,739)	-

Loss before provision for income taxes	(9,833)	(3,094)	(16,221)	(9,282)
Provision for income taxes	-	-		-
Net loss	$(9,833)	$(3,094)	$(16,221)	$(9,282)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	(36,993,132)	30,125,000	36,993,132	30,125,000

Remark: Professional fee for financial review of this 10Q report of $1,500 has been absorbed by a related company.

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended September 30, 2023		9 Months Ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(9,482)	$(9,282)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		-	-

Changes in operating assets and liabilities:
Inventory		-	-
Prepaid expenses & deposits		-	-
Accrued expenses and other payables		82	282
Accounts payable			-
CASH FLOWS USED IN OPERATING ACTIVITIES		(9,400)	(9,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock		-	-
Proceeds from related parties		9,400	9,000
Repayments to related parties		-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		9,400	9,000

NET INCREASE IN CASH		-	-

Cash, beginning of period		200	200

Cash, end of period		$200	$200

NON-CASH TRANSACTIONS:
Expenses paid by related party	$		$-
Forgiveness of net liabilities by former shareholder	$		$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$		$-
Income taxes paid	$		$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional		Total Shareholders'
	Number of	Par	Paid in	Accumulated	Equity/
	Shares	Value	Capital	Deficit	(Deficit)

Balance, December 31, 2021	30,125,000	$30,125	$18,261	$(146,411)	$(98,025)

Net loss for the year				(16,076)	(16,076)

Balance, December 31, 2022	30,125,000	$30,125	$18,261	$(162,487)	$(114,101)

Net loss for the Nine Months ended September 30, 2023				(16,221)	(16,221)
25,000,000 shares issued at par value of $0.001 per share as per SEA	25,000,000	25,000	(18,261)		6,739

Balance, September 30, 2023	55,125,000	$55,125	$-	$(178,708)	$(123,583)

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

As per May 25, 2023 and following Management having revised the business plan of the Company and implementation of the Prejex project no longer being its first priority, the Asset Assignment Agreement with Prejex Holding GmbH was cancelled in mutual consent by the parties.

On July 17, 2023, the Company added two new directors, Ms. Wenqiu Liao and Mr. Ha Leong Lau to the Company’s Board.

On July 17, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) with Kingdom Defi Limited in relation to its 100% interests in Harmony Physiotherapy Limited (the “Predecessor Company”)’s operations of professional physiotherapy treatment and healthcare services.

On July 18, 2023, the President and CEO position of Mr. Maarten Stuut was replaced by Ms. Wenqiu Liao. The CFO position of Mr. Maarten Stuut was replaced by Mr. Ha Leong Lau as the Acting CFO of the Company. The Acting CFO shall serve in this role until a permanent CFO is appointed. The COO position of Mr. Chester Jansen was replaced that day by Mr. Po Hei Chan and Mr. Stuut and Mr. Jansen left the board.

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

On July 19, 2023, the Company issued 25,000,000 common shares to Kingdom Defi Limited as per the SEA in exchange for a new business into the Company. The new share issuance was completed on August 18, 2023.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenue for the Nine months ended September 30, 2023 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the Nine months ended September 30, 2023, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2022 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

NOTE 4 – Related Party Transactions

During the Nine months ended September 30, 2023, the Company borrowed cash of $9,400 from a major shareholder for operating purposes and repaid in the amount of $0. During the Nine months ended September 30, 2022, the Company had borrowed cash of $9,000 from its directors or other related parties for operating purposes and had repaid in the amount of $0. During the Nine months ended September 30, 2023, the directors or other related parties paid operating expenses of $0 on behalf of the Company and Company repaid in the amount of $0. The borrowings from and expenses paid by directors or other related parties are unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

None

NOTE 6 – The Share Exchange Agreement (SEA)

On July 17, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) with Kingdom Defi Limited in relation to its 100% interests in Harmony Physiotherapy Limited (the “Predecessor Company”)’s operations of professional physiotherapy treatment and healthcare services. On July 19, 2023, the Company issued 25,000,000 common shares to Kingdom Defi Limited as per the SEA in exchange for a new business into the Company. However, the Predecessor Company was unable to deliver their audited financial statements as of September 30, 2023 due to delays from the Predecessor Company’s accountants. Therefore, the closing of the SEA was mutually agreed to be postponed to March 31, 2024, and the 25,000,000 common shares issued were recorded at par value with debit to Additional Paid-in Capital and excess charged to Other Expenses – Share Issuance Cost. The Company expect to takeover Harmony Medical Group Limited (the “Successor Company”), a dormant company incorporated in Hong Kong on March 8, 2023 before March 31, 2024 to carry out the operations of The Predecessor Company. Therefore, we will cease to be a shell in April 2024, after the Successor Company has taken over the operations of the Predecessor Company. The Company will incorporate the net asset value of the Successor Company into the Company’s books against Additional Paid-in Capital. The new share issuance was completed on August 18, 2023.

On March 6, 2024, The Predecessor Company’s auditor signed off on the Predecessor Company’s financial statements for the two years ended March 31, 2023 and 2022. A summary of key financial figures and additional information is provided in Note – 7, Subsequent Events.

NOTE 7 – SUBSEQUENT EVENTS

Messrs. Value Plus CPA limited, Certified Public Accountants (Practicing) have audited the financial statements of Harmony Physiotherapy Limited, the Predecessor Company, which comprise the statement of financial position as of March 31, 2023 and 2022, and the income statements for the two years then ended, and notes to the financial statements, including a summary of significant accounting policies. In their opinion, the financial statements of the Predecessor Company are prepared, in all material respects, in accordance with Hong Kong Small and Medium-sized Entity Financial Reporting Standard (“SME-FRS”) issued by the Hong Kong Institute of Certified Public Accountants (“HKICPA”) and have been properly prepared in compliance with the Hong Kong Companies Ordinance. They conducted their audits in accordance with Hong Kong Standards on Auditing (“HKSAs”) and with reference to Practice Note 900 (Revised), Audit of Financial Statements Prepared in Accordance with the Small and Medium-sized Entity Financial Reporting Standard issued by the HKICPA. The following is a summary of key financial figures of the Predecessor Company:

Income Statement	For the Years Ended March 31,
	2023	2022
	(HKD)	(HKD)

Revenues	$2,188,034	$1,186,542
Direct Cost	(19,348)	(164,494)
Gross Profit	2,168,686	1,022,048

Other Revenues	61,025	-
Administrative Expenses	(3,785,113)	(1,329,824)
Loss Before Tax and Interest	(1,555,402)	(307,776)

Statement of Financial Position	As of March 31,
	2023	2022
	(HKD)	(HKD)

Assets
Non-Current Asset
Property, Plant and Equipment	191,218	246,489
Total Non-Current Asset	191,218	246,489
Current Assets
Cash and Cash Equivalents	45,110	3,855
Total Current Assets	45,110	3,855
Total Assets	236,328	250,344

Liabilities
Current Liabilities
Accrued Expenses	21,000	10,500
Total Liabilities	21,000	10,500

Net Assets	215,328	239,844

We expect to takeover Harmony Medical Group Limited (the “Successor Company”), a dormant company incorporated in Hong Kong on March 8, 2023 before March 31, 2024, to carry out the operations of the Predecessor Company. Therefore, we will cease to be a shell on April 1, 2024, after the Successor Company has taken over the operations of the Predecessor Company. For more information, please visit our website www.gsggpro.com.

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

On July 17, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) with Kingdom Defi Limited in relation to its 100% interests in Harmony Physiotherapy Limited (the “Predecessor Company”)’s operations of professional physiotherapy treatment and healthcare services.

Target market

At this point, the Management has eyed the rising health and physiotherapy needs of aging population in China market and kept an open option to tap the blue sea to speed up positive cash flows into the Company.

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

Comparison of the Three months and Nine months ended September 30, 2023 and September 30, 2022

Revenues

For the Three months ended September 30, 2023 we have generated revenues of $0 and $0 for the same period ended September 30, 2022. For the Nine months ended September 30, 2023 we have generated revenues of $0 and revenues were $0 for the Nine months ended September 30, 2022.

Operating Expenses

The operating expenses were $3,094 and $3,094 for the Three months ended September 30, 2023 and September 30, 2022, respectively. The operating expenses were $9,482 and $9,282 for the Nine months ended September 30, 2023 and September 30, 2022, respectively. The increase in operating expenses is mainly due to increased occurrence of professional fees.

Professional fees for financial review of this 10Q Report for the Three months ended September 30, 2023 of $1,500 has been absorbed by a related party.

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

As at September 30, 2023, we had assets for the amount of $200, of which the cash balance was $200. As of December 31, 2022, our total assets were $200 which included cash of $200.

As at September 30, 2023 and December 31, 2022, our current liabilities were $123,783 and $114,301, respectively. The stockholders’ deficit was $123,583 as of September 30, 2023 and $114,101 as of December 31, 2022.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $0 for the Three and $9,400 for the Nine months ended September 30, 2023 and $0 for the Three and $9,000 for the Nine months ended September 30, 2022.

CASH FLOWS FROM INVESTING ACTIVITIES

For both, the Three and the Nine months ended September 30, 2023 and 2022 respectively, we did not have any cash flows used in or provided by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the Nine months ended September 30, 2023 net cash flows provided by financing activities was $9,400. The net cash flows provided by financing activities were $9,000 for the Nine months ended September 30, 2022. During the Nine months ended September 30, 2023, the Company borrowed the above amount of cash of $9,400 from related parties. The Company borrowed cash of $9,000 from related parties during the Nine months ended September 30, 2022. The Company repaid cash of $0 to related parties in the Nine months ended September 30, 2023 and $0 during the Nine months ended September 30, 2022.

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

Plan of operation

At the time of this document the Company is returning its focus to Asia and the rising needs of China, one of the highest populated countries and thus biggest markets in the world. On July 17, 2023, the Company entered into a Share Exchange Agreement of Kingdom Defi Limited in regards to Harmony Physiotherapy Limited and its operations of professional physiotherapy treatment and healthcare services, with its 15 years of experience in the industry, specifically targeting the elderly with physiotherapy needs, fitness enthusiasts, athletes, and individuals seeking injury prevention and recovery.

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

GSG Group Inc.

Date: April 12, 2024	By:	/s/ Wenqiu LIAO
Wenqiu LIAO
President and CEO

Date: April 12, 2024	By:	/s/ Ha Leong LAU
Ha Leong LAU
Director and CFO

