Form 10-K
period 2023-12-31
GSG GROUP INC.
filed 2024-07-03
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

Flat 8-9, 5/F, Wing On Plaza, 62 Mody Road, Tsim Sha Tsui, KLN, Hong Kong

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 37,415,902 common shares issued and outstanding as of June 28, 2024.

GSG GROUP INC.

PART 1

Forward-Looking Statements

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

ITEM 1. BUSINESS

General Information

GSG Group Inc. (“the Company”, “we”, “us” or “our”) was incorporated as Wike Corp. in the State of Nevada on November 11, 2014. Initially, we were a development-stage company in the ornamental ribbons printing business. On April 6, 2017, we changed the business to consulting services for investors in the Asian real estate market and other growth industries. On September 15, 2017, the name change to GSG Group Inc. was approved by the Financial Industry Regulatory Authority ("FINRA") and the Company began discussions to add Medical Devices production and trading to its business portfolio. Since January 1st 2023 the Company has its office at Churerstrasse 47, 8808 Pfäffikon, Schwyz, Switzerland.

On August 28, 2019 Company entered into an Asset Assignment Agreement (as amended on July 12, 2020, and extended on December 28, 2021) with Prejex Holding GmbH in Germany, under which it acquires certain brand rights (brand registration and the Prejex website, currently held in trust for Company by related party Medical Consult Europe B.V.) and the right to use certain competences regarding production of needle-free injection devices. In return, it promises to invest the total amount of US$ 1,000,000.00 within 24 months from the date of the Agreement into producing such needle-free injection devices and making Prejex Holding GmbH the exclusive production manager worldwide with remuneration to Prejex Holding GmbH of 5% of all worldwide turnover as relates to the assigned Business Assets as defined by the Agreement. Under the amendment dated July 12, 2020, the Company agreed to induce its shareholder Mr. Xin Chen to cancel 19,000,000 of his shares against payment of US$ 150,000.00 by Prejex Holding GmbH to Mr. Chen no later than June 30, 2021. While Mr. Chen had his shares canceled on November 06, 2020, the parties extended the deadline for Prejex´s payment by mutual consent to June 30, 2022.

On July 13, 2020, the shareholders of the Company in a majority vote appointed Mr. Frank Raymakers as the new director, President and CEO, Mr. Maarten Stuut as new director and CFO, Mr. Alfred Kelly as director and Chief Operating Officers and Mr. Eric P. Ditkowsky as the new director and Chief Sales Officer. Mr. Gim Hooi OOI was appointed as the new Chief Marketing Officer.

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

On December 01, 2022, the shareholders of the Company in a majority vote appointed Mr. Chester Jansen as new director and COO. On the same date, Mr. Eric P. Ditkowsky and Mr. Alfred Kelly ceased to be directors of the Company.

As of May 25, 2023 and following Management having revised the business plan of the Company and implementation of the Prejex project no longer being its first priority, the Asset Assignment Agreement with Prejex Holding GmbH was cancelled in mutual consent by the parties.

On July 17, 2023, the Company added two new directors, Ms. Wenqiu Liao and Mr. Ha Leong Lau to the Company’s Board.

On July 17, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) with Kingdom Defi Limited to its 100% interest in Harmony Physiotherapy Limited (the “Predecessor Company”)’s operations of professional physiotherapy treatment and healthcare services.

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

On July 19, 2023, the Company cancelled the shares of Mr. Gim Hooi Ooi, a shareholder of the Company, and reversed the aged debt of $40,323 owing to Mr. Gim Hooi Ooi. Mr. Gim Hooi Ooi held a total of 17,709,098 common shares of the Company which was equivalent to an aggregate of 58.78% of outstanding and issued shares prior to the cancellation. The cancellation of the 17,709,098 common shares of the Company held by Mr. Gim Hooi Ooi was subsequently completed on June 28, 2024.

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

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our executive officers and directors as at the end of the reporting period:

NAME	POSITION

Wenqiu LIAO	Director President & CEO
Ha Leong LAU	Director & CFO
Po Hei CHAN	COO

Products

Originally, our products included ribbons, notebooks, plastic items, and other printed goods of that kind, where we specialized mostly in ribbon printing. From 2017 until late 2018 we stopped the printing business and focused on advising investors on the Asia real estate market, specifically in Cambodia. This is also how we decided in Q2/2019 to enter into discussions about the production of medical devices in Cambodia.

On August 28, 2019, we signed an Asset Assignment Agreement to acquire certain brand and production rights from Prejex GmbH in Germany, which allows us to produce and distribute certain needle-free injection devices globally. The management has continued working towards producing the first tranche of Prejex needle-free injectors. As such, the CEO is in negotiations with two new potential production partners, who are looking to produce needle-free injectors for the beauty markets in Turkey and Asia. This agreement was cancelled on May 25, 2023.

On June 30, we revised the business plan to focus on new business which potentially will generate a healthy stream of new income for the Company. The management has primarily targeted a physiotherapy company with 15 years of experience in the industry, specifically targeting the elderly with physiotherapy needs, fitness enthusiasts, athletes, and individuals seeking injury prevention and recovery.

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

About us

GSG Group Inc. (GSGG) is a shell company currently looking to leverage its management´s excellent network globally to initiate business activities in highly profitable geographical and industrial areas. At this point, our focus is on establishing and scaling the demand for premium rehabilitation services particularly in physiotherapy in China to cater to their escalating aging population.

We are working on marketing our products through our long-built networks to all relevant business partners, industry leaders, and decision-makers in our target markets locally. We intend to increase our online presence and utilize alternative marketing tools in the future to further increase our exposure and recognition of our products and brand with our target clients.

We believe that our marketing campaign will attract many clients and develop a strong reputation as a quality, diligent, and efficient service and product provider. Hopefully, our clients will continue to readily recommend us to others.

Employees

We are a development stage company and currently have no employees, other than our officers and directors.

Offices

The phone number is +852 3106 8189. The office is located at 3/F, Ashely nine, 9-11 Ashely Road, Tsim Sha Tsui, KLN, Hong Kong.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to consulting firms and the operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business; however we will have to comply with all applicable export and import regulations.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is listed on the Over-the-Counter Expert Market. There has been no active trading of our common stock.

Holders of our Common Stock

As of December 31, 2023, there were 50 registered stockholders respectively holding 55,125,000 shares in aggregate of our issued and outstanding common stock. As of the date of this document, there were 50 registered stockholders holding 55,125,000 shares in aggregate of our issued and outstanding common stock.

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

We have not declared any dividends and we do not, at this point, plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no recent sales of unregistered securities. As of December 31, 2023, there were no outstanding stock options or warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

We recorded no revenues for the year ended December 31, 2023 (year ended December 31, 2022: $0) and incurred no cost of goods sold for the year ended December 31, 2023 (year ended December 31, 2022: $0). Respectively, there was no gross profit or loss recorded for the year ended December 31, 2023 (from a gross profit of $0 for the year ended December 31, 2022).

The operating expenses comprised general and administrative expenses of $16,824 for the recent period (compared to $16,076 for the year ended December 31, 2022), an increase of 5%. This increase was mainly caused by an increase in professional fees for accounting service due to decreased complexity of booking incidents.

The net loss for the year ended December 31, 2023 was $23,563 (year ended December 31, 2022: $16,076), an increase of 47%, caused by increased operating expenses as explained above and additional share issuance cost.

Our total assets at December 31, 2023 were $200 (December 31, 2022: $200) which comprised of cash on hand of $200 (December 31, 2022: $200).

Our total liabilities at December 31, 2023 were $131,125 which comprised of accrued liabilities and other payables of $43,619 and amounts due to related parties of $87,506. The total liabilities at December 31, 2022 were $114,301 which mainly comprised of accrued liabilities and other payables of $36,195 and amounts due to related parties of $78,106.

We currently anticipate our operating expenses (being legal and professional fees, IT cost and further website and software development and testing, marketing and advertising, and other expenses) over the next 12 months will be approximately $50,000.

On December 31, 2023 the Company had authorized 75,000,000 (December 31, 2022: 75,000,000) shares of common stock with a par value of $0.001 per share.

As of December 31, 2023, the Company had 55,125,000 (December 31, 2022: 30,125,000) shares of common stock issued and outstanding and there were no outstanding stock options or warrants.

We reported a net loss of $23,563 for the year ended December 31, 2023 and an accumulated deficit of $186,050 at December 31, 2023. At December 31, 2023, we had cash on hand of $200. The notes to our financial statements for the year ended December 31, 2023 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations, or to continue as a going concern, in which event investors would lose their entire investment in our company.

Liquidity and Capital Resources

At December 31, 2023, we had $200 cash on hand and there were outstanding liabilities of $129,538 (cash of $200 and liabilities of $114,301 on December 31, 2022). During the year ended December 31, 2023, there was $9,400 net cash used in operating activities (the last corresponding period of 2022: $13,500) and $9,400 provided through financing activities (the last corresponding period of 2022: $13,500). This resulted in no changes in cash during the year ended December 31, 2023 (no changes in the last corresponding period of 2022).

Our major shareholder, Kingdom Defi Limited, together with the new directors on board has plans for the Company to focus on Asia and the rising needs of China, one of the most populated countries and thus biggest markets in the world. The new business primarily is in the physiotherapy sector, specifically targeting the elderly with physiotherapy needs, fitness enthusiasts, athletes, and individuals seeking injury prevention and recovery. Potentially the new direction will generate a healthy stream of new income to the Company. Notwithstanding verbally committed to continue funding operating expenses for the Company in a limited scenario. this, the shareholder has not entered into a legal obligation with the Company for such commitments.

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based on the amount of revenue we have been able to generate. We are in the start-up stage of operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

Refer to Note 3 of the financial statements in ITEM 8 below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Disclosure is not required for a smaller reporting Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements are filed pursuant to this Item 8 and are included in this report beginning on page 9. This is a Voluntary Filing by the Company. The Company is in the process of engaging a PCAOB audit firm.

JTC Fair Song CPA Firm

PCAOB ID - 2747

Shenzhen, China

GSG GROUP INC.

BALANCE SHEETS

(unaudited)

	For the Years Ended December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$200	$200
Inventory	-	-
Prepaid expenses	-	-
Trade and other receivables	-	-
Total Current Assets	200	-

Property and equipment, net	-	-
Total Assets	$200	$200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses and other payables	$43,619	$36,195
Due to related parties	87,506	78,106
Total Current Liabilities	131,125	114,301

Total Liabilities	131,125	114,301

Stockholders’ Deficit
Common stock - par value $0.001; 75,000,000 shares authorized, 55,125,000 shares issued and outstanding as of December 31, 2023 (75,000,000 shares authorized, 30,125,000 shares issued and outstanding as of December 31, 2022)	55,125	30,125
Additional paid-in capital	-	18,261
Accumulated deficit	(186,050)	(162,487)
Total Stockholders’ Deficit	(130,925)	(114,101)

Total Liabilities and Stockholders’ Deficit	$200	$200

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Years Ended December 31,
	2023	2022

Revenues	-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative expenses	(16,824)	(16,076)
Total operating expenses	(16,824)	(16,076)

Other expenses:
Share issuance cost	(6,739)	-
Total other expenses	(6,739)	-

Loss before provision for income taxes	(23,563)	(16,076)
Provision for income taxes	-	-
Net loss	$(23,563)	$(16,076)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	41,563,356	30,125,000

Remark: Professional fee for financial review of this 10Q report of $1,500 has been absorbed by a related company.

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Years Ended December 31,
	2023		2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(23,563)	$(16,076)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		-	-
Share issuance cost		6,739	-

Changes in operating assets and liabilities:
Prepaid expenses & deposits		-	-
Accrued expenses and other payables		7,424	2,576
Accounts payable		-	-
CASH FLOWS USED IN OPERATING ACTIVITIES		(9,400)	(13,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock		-	-
Proceeds from related parties		9,400	13,500
Repayments to related parties		-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		9,400	13,500

NET INCREASE IN CASH		-	-

Cash, beginning of period		200	200

Cash, end of period		$200	$200

NON-CASH TRANSACTIONS:
Expenses paid by related party	$		$-
Forgiveness of net liabilities by former shareholder	$		$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$		$-
Income taxes paid	$		$-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional		Total Shareholders'
	Number of	Par	Paid in	Accumulated	Equity/
	Shares	Value	Capital	Deficit	(Deficit)

Balance, December 31, 2021	30,125,000	$30,125	$18,261	$(146,411)	$(98,025)

Net loss for the year ended December 31, 2022	-	-	-	(16,076)	(16,076)

Balance, December 31, 2022	30,125,000	$30,125	$18,261	$(162,487)	$(114,101)

Net loss for the year ended December 31, 2023	-	-	-	(23,563)	(23,563)
25,000,000 shares issued at par value of $0.001 per share as per SEA on July 17, 2023	25,000,000	25,000	(18,261)	-	6,739

Balance, December 31, 2023	55,125,000	$55,125	$-	$(186,050)	$(130,925)

The accompanying notes are an integral part of these financial statements

GSG GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

December 31, 2023

Note 1: Organization and Basis of Presentation

GSG Group Inc. (the “Company”) is a for-profit corporation established under the corporate laws of the State of Nevada on November 11, 2014.

Initially, we were a development-stage company in the ornamental ribbons printing business. On April 6, 2017, we changed the business to consulting services for investors in the Asian real estate market and other growth industries. On September 15, 2017, the name change to GSG Group Inc. was approved by the Financial Industry Regulatory Authority ("FINRA") and the Company began discussions to add Medical Devices production and trading to its business portfolio. Since January 1st, 2023 the Company has its office at Churerstrasse 47, 8808 Pfäffikon, Schwyz, Switzerland.

As of May 25, 2023 and following Management having revised the business plan of the Company and implementation of the Prejex project no longer being its first priority, the Asset Assignment Agreement with Prejex Holding GmbH was cancelled in mutual consent by the parties.

On July 17, 2023, the Company added two new directors, Ms. Wenqiu Liao and Mr. Ha Leong Lau to the Company’s Board.

On July 17, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) with Kingdom Defi Limited to its 100% interest in Harmony Physiotherapy Limited (the “Predecessor Company”)’s operations of professional physiotherapy treatment and healthcare services.

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

On July 19, 2023, the Company cancelled the shares of Mr. Gim Hooi Ooi, a shareholder of the Company, and reversed the aged debt of $40,323 owing to Mr. Gim Hooi Ooi. Mr. Gim Hooi Ooi held a total of 17,709,098 common shares of the Company which was equivalent to an aggregate of 58.78% of outstanding and issued shares prior to the cancellation. The cancellation of the 17,709,098 common shares of the Company held by Mr. Gim Hooi Ooi was subsequently completed on June 28, 2024.

On July 19, 2023, the Company issued 25,000,000 common shares to Kingdom Defi Limited as per the SEA in exchange for a new business into the Company. The new share issuance was completed on August 18, 2023. The Company also has its new office at Flat 8-9, 5/F, Wing On Plaza, 62 Mody Road, Tsim Sha Tsui, KLN, Hong Kong.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company had no revenue for the year ended December 31, 2023 and incurred recurring losses. In addition, the Company had negative working capital and generated negative cash flows from operating activities for the year ended December 31, 2023, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2023 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the year ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

NOTE 4 – Related Party Transactions

During the year ended December 31, 2023, the Company borrowed cash of $9,400 from a major shareholder for operating purposes and repaid in the amount of $0. During the year ended December 31, 2022, the Company had borrowed cash of $9,000 from its directors or other related parties for operating purposes and had repaid in the amount of $0. During the year ended December 3, 2023, the directors or other related parties paid operating expenses of $0 on behalf of the Company and the Company repaid in the amount of $0. The borrowings from and expenses paid by directors or other related parties are unsecured, non-interest bearing, and due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

None

NOTE 6 – The Share Exchange Agreement (SEA)

On July 17, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) with Kingdom Defi Limited in relation to its 100% interest in Harmony Physiotherapy Limited (the “Predecessor Company”)’s operations of professional physiotherapy treatment and healthcare services. On July 19, 2023, the Company issued 25,000,000 common shares to Kingdom Defi Limited as per the SEA in exchange for a new business into the Company. However, the Predecessor Company was unable to deliver their audited financial statements as of December 31, 2023 due to delays from the Predecessor Company’s accountants. Therefore, the closing of the SEA was mutually agreed to further postponed to July 31, 2024, and the 25,000,000 common shares issued were recorded at par value with debit to Additional Paid-in Capital and excess charged to Other Expenses – Share Issuance Cost. The Company expects to take over Harmony Medical Group Limited (the “Successor Company”), a dormant company incorporated in Hong Kong on March 8, 2023 before July 31, 2024 to carry out the operations of The Predecessor Company. Therefore, we will cease to be a shell in July 2024, after the Successor Company has taken over the operations of the Predecessor Company. The Company will incorporate the net asset value of the Successor Company into the Company’s books against Additional Paid-in Capital. The new share issuance was completed on August 18, 2023.

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

We expect to takeover Harmony Medical Group Limited (the “Successor Company”), a dormant company incorporated in Hong Kong on March 8, 2023 before July 31, 2024, to carry out the operations of the Predecessor Company. Therefore, we will cease to be a shell in July 2024, after the Successor Company has taken over the operations of the Predecessor Company. For more information, please visit our website www.gsggpro.com.

On July 19, 2023, the Company cancelled the shares of Mr. Gim Hooi Ooi, a shareholder of the Company, and reversed the aged debt of $40,323 owing to Mr. Gim Hooi Ooi. Mr. Gim Hooi Ooi held a total of 17,709,098 common shares of the Company which was equivalent to an aggregate of 58.78% of outstanding and issued shares prior to the cancellation. The cancellation of the 17,709,098 common shares of the Company held by Mr. Gim Hooi Ooi was subsequently completed on June 28, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer, Directors, and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2023 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer, Directors, and Chief Financial Officer ha d concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer, Directors, and Chief Financial Officer does not relate to reporting periods after December 31, 2023.

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

Management, under the supervision of the Company's Chief Executive Officer, Directors, and Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023 under the criteria set forth in the in Internal Control—Integrated Framework.

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

ITEM 9B. OTHER INFORMATION.

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth the name and position of each of our executive officers and directors as of the end of the reporting period.

NAME	POSITION

Wenqiu LIAO	Director President & CEO
Ha Leong LAU	Director & CFO
Po Hei CHAN	COO

ITEM 11. EXECUTIVE COMPENSATION.

The directors received no compensation during the reporting period and no compensation claims were accrued.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Siu Chung CHEUNG 17/F, 80 Gloucester Rd, Wanchai, Hong Kong	25,000,000 shares	45.35%

Common Stock	Decimus Beheer B.V. Haagwinde 20 5262 KZ Vught, The Netherlands	8,523,625 shares	15.46%

Common Stock	Medical Consult Europe B.V. Haagwinde 20 5262 KZ Vught, The Netherlands	9,185,473 shares	16.66%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 31, 2023, there were 55,125,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The directors of the Company provided office space and services free of charge. During the year ended December 31, 2023 our CEO, Ms. Wenqiu Liao paid $0 in expenses on behalf of the Company and received $0 repaid (Mr. Stuut, the ex-CEO had, in total, paid $0 in expenses on behalf of the Company and received $0 repaid in 2022 respectively). As of December 31, 2023, the Company owed $40,323 to Mr. OOI ($40,323 on December 31, 2022), our former director under a related party loan, and owed $47,183 to Decimus Beheer B.V., one of our major shareholders ($37,783 on December 31, 2022). Both of the loans are non-interest bearing, unsecured and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2023, the total audit fees billed was $0, for audit-related services was $0, for tax services was $0 and for all other services was $0.

During the year ended December 31, 2022, the total audit fees billed was $0, for audit-related services was $0, for tax services was $0 and for all other services was $0.

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

GSG Group Inc.

Date: July 2, 2024	By:	/s/ Wenqiu LIAO
Wenqiu LIAO
President and CEO

Date: July 2, 2024	By:	/s/ Ha Leong LAU
Ha Leong LAU
Director and CFO

