Form 10-Q
period 2024-03-31
GSG GROUP INC.
filed 2024-07-03
CIK 1668523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

GSG GROUP INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$200	$200
Inventory	-	-
Prepaid expenses	-	-
Trade and other receivables	-	-
Total Current Assets	200	200

Property and equipment, net	-	-
Total Assets	$200	$200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses and other payables	$40,419	$43,619
Due to related parties	93,806	87,506
Total Current Liabilities	134,225	131,125

Total Liabilities	134,225	131,125

Stockholders’ Deficit
Common stock - par value $0.001; 75,000,000 shares authorized, 55,125,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	55,125	55,125
Additional paid-in capital	-	-
Accumulated deficit	(189,150)	(186,050)
Total Stockholders’ Deficit	(134,025)	(130,925)

Total Liabilities and Stockholders’ Deficit	$200	$200

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended March 31,
	2024	2023

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative expenses	(3,100)	(3,294)
Total operating expenses	(3,100)	(3,294)

Other expenses:
Share issuance cost	-	-
Total other expenses	-	-

Loss before provision for income taxes	(3,100)	(3,294)
Provision for income taxes	-	-
Net loss	$(3,100)	$(3,294)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	(55,125,000)	30,125,000

The accompanying notes are an integral part of these unaudited financial statements.

 GSG GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the 3 Months ended March 31,
	2024		2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(3,100)		$(3,294)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		-		-

Changes in operating assets and liabilities:
Inventory		-		-
Prepaid expenses & deposits		-		-
Accrued expenses and other payables		(3,200)		(6,106)
Accounts payable				-
CASH FLOWS USED IN OPERATING ACTIVITIES		(6,300)		(9,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock		-		-
Proceeds from related parties		6,300		9,400
Repayments to related parties		-		-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		6,300		9,400

NET INCREASE IN CASH		-		-

Cash, beginning of period		200		200

Cash, end of period		$200		$200

NON-CASH TRANSACTIONS:
Expenses paid by related party	$		$	-
Forgiveness of net liabilities by former shareholder	$		$	-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$		$	-
Income taxes paid	$		$	-

The accompanying notes are an integral part of these unaudited financial statements.

GSG GROUP INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional		Total Shareholders'
	Number of	Par	Paid in	Accumulated	Equity/
	Shares	Value	Capital	Deficit	(Deficit)

Balance, December 31, 2022	30,125,000	$30,125	$18,261	$(162,487)	$(114,101)
Net loss for the Year ended December 31, 2023	-	-	-	(23,563)	(23,563)
25,000,000 shares issued at par value of $0.001 per share as per SEA on July 17, 2023	25,000,000	25,000	(18,261)	-	6,739
Balance, December 31, 2023	55,125,000	$55,125	$-	$(186,050)	$(130,925)
Net loss for the 3 Months ended March 31, 2024	-	-	-	(3,100)	(3,100)
Balance, March 31, 2024	55,125,000	$55,125	$-	$(189,150)	(134,025)

The accompanying notes are an integral part of these financial statements

GSG GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2024

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

GSG Group Inc. (“the Company”, “we”, “us” or “our”) has been incorporated as Wike Corp. in the State of Nevada on November 11, 2014. Initially we were a development-stage company in the ornamental ribbons printing business. On April 6, 2017, we changed the business to consulting services for investors into the Asian real estate market and other growth industries. On September 15, 2017, the name change to GSG Group Inc. was approved by the Financial Industry Regulatory Authority ("FINRA"). In 2019 the Company began discussions to add Medical Devices production and trading to its business portfolio. Since July 24th, 2023 the Company has its new office at Flat 8-9, 5/F, Wing On Plaza, 62 Mody Road, Tsim Sha Tsui, KLN, Hong Kong.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenue for the three months ended March 31, 2024 and incurred recurring losses. In addition, the Company had a negative working capital and generated negative cash flows from operating activities for the three months ended March 31, 2024, and has not completed its efforts to establish a stable source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2023 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

NOTE 4 – Related Party Transactions

During the three months ended March 31, 2024, the Company borrowed cash of $6,300 from a major shareholder for operating purposes and repaid in the amount of $0. During the three months ended March 31, 2023, the Company had borrowed cash of $9,400 from its directors or other related parties for operating purposes and had repaid in the amount of $0. During the three months ended March 31, 2024, the directors or other related parties paid operating expenses of $0 on behalf of the Company and Company repaid in the amount of $0. The borrowings from and expenses paid by directors or other related parties are unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

None

NOTE 6 – The Share Exchange Agreement (SEA)

On July 17, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) with Kingdom Defi Limited in relation to its 100% interests in Harmony Physiotherapy Limited (the “Predecessor Company”)’s operations of professional physiotherapy treatment and healthcare services. On July 19, 2023, the Company issued 25,000,000 common shares to Kingdom Defi Limited as per the SEA in exchange for a new business into the Company. However, the Predecessor Company was unable to deliver their audited financial statements as of March 31, 2024 due to delays from the Predecessor Company’s accountants. Therefore, the closing of the SEA was mutually agreed to be postponed to July 31, 2024, and the 25,000,000 common shares issued were recorded at par value with debit to Additional Paid-in Capital and excess charged to Other Expenses – Share Issuance Cost. The Company expect to takeover Harmony Medical Group Limited (the “Successor Company”), a dormant company incorporated in Hong Kong on March 8, 2023 before July 31, 2024 to carry out the operations of The Predecessor Company. Therefore, we will cease to be a shell in July 2024, after the Successor Company has taken over the operations of the Predecessor Company. The Company will incorporate the net asset value of the Successor Company into the Company’s books against Additional Paid-in Capital. The new share issuance was completed on August 18, 2023.

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

The Company has its office at Flat 8-9, 5/F, Wing On Plaza, 62 Mody Road, Tsim Sha Tsui, KLN, Hong Kong.

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

Offices

The phone number is +852 3106 8189. The office is located at Flat 8-9, 5/F, Wing On Plaza, 62 Mody Road, Tsim Sha Tsui, KLN, Hong Kong.

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

Comparison of the Three months ended March 31, 2024 and 2023

Revenues

For the Three months ended March 31, 2024 and 2023 we have generated revenues of $0 and $0 respectively.

Operating Expenses

The operating expenses were $3,100 and $3,294 for the Three months ended March 31, 2024 and 2023, respectively. The decrease in operating expenses is mainly due to decreased occurrence of professional fees.

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

As of March 31, 2024, we had assets for the amount of $200, of which the cash balance was $200. As of December 31, 2023, our total assets were $200 which included cash of $200.

As of March 31, 2024 and December 31, 2023, our current liabilities were $134,225 and $131,125, respectively. The stockholders’ deficit was $189,150 as of March 31, 2024 and $186,050 as of December 31, 2023.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities for the Three months ended March 31, 2024 and 2023 was $6,300 and $9,400, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

For the Three months ended March 31, 2024 and 2023 respectively, we did not have any cash flows used in or provided by investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the Three months ended March 31, 2024 and 2023, net cash flows provided by financing activities were $6,300 and $9,400, respectively. During the Three months ended March 31, 2024 and 2023, the Company borrowed the above respective amount of cash from related parties. The Company repaid cash of $0 and $0 to related parties in the Three months ended March 31, 2024 and 2023, respectively.

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

